Form 10-K
period 1999-12-31
AMERICAN ENTERPRISE MVA ACCOUNT
filed 2000-06-27
CIK 1093644

We inadvertently filed Accession Number 0000820027-00-000280 on March 30, 2000, under the wrong CIK Number 0000926266 and the wrong File Number 811-07195. Attached is the 10-K filed under the correct CIK Number 0001093644 and the correct File Number 333-86297.

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT   OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE   ACT OF 1934

                        For the transition period from to

                        Commission file number 333-86297

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

                       INDIANA                            94-2786905
              (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)          Identification No.)

       80 SOUTH EIGHTH STREET, MINNEAPOLIS, MINNESOTA       55440-0534
       (Address of principal executive offices)             (Zip Code)

(Registrant's telephone number, including area code) (612) 671-3131

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable] THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE PERMITTED ABBREVIATED NARRATIVE DISCLOSURE.

                                     PART I
ITEM 1.  BUSINESS

American Enterprise Life Insurance Company (the Company) is a stock life insurance company organized under the laws of the State of Indiana. The Company is a wholly owned subsidiary of IDS Life Insurance Company (IDS Life) which is a wholly owned subsidiary of American Express Financial Corporation (AEFC). AEFC is a wholly owned subsidiary of American Express Company. The Company serves residents of 48 states. The Company has assets at December 31, 1999 of $4.6 billion.

The Company's principal product is deferred annuities, which are issued primarily to individuals, primarily through banks and financial institutions. It offers single premium and annual premium deferred annuities on both a fixed and variable dollar basis. Immediate annuities are offered as well.

The Company's fixed annuity contracts guarantee a minimum interest rate during the accumulation period (the time before annuity payments begin), although the Company has the option of paying a higher rate reflective of current market rates. The Company has also adopted a practice whereby the higher current rate is guaranteed for a specified period. The Company also offers fixed/variable annuity products offering the purchaser a choice among mutual funds with portfolios of equities, bonds, managed assets and/or short-term securities, and the Company's general account, as the underlying investment vehicles. With respect to funds applied to the variable portion of the annuity, the purchaser, rather than the Company, assumes the investment risks and receives the rewards inherent in the ownership of the underlying investment. At December 31, 1999, the Company had $4.1 billion of fixed and variable annuities in force, a decrease of 3 percent from the prior year end.

Assets held in separate accounts which fund the variable annuity product totaled $221 million at December 31, 1999, a 79 percent increase from December 31, 1998.

American Enterprise Life Insurance Company is subject to comprehensive regulation by the Indiana Department of Insurance. The laws of the other states in which the Company does business regulate such matters as the licensing of sales personnel and, in some cases, the marketing and contents of annuity contracts. The purpose of such regulation and supervision is primarily to protect the interests of policyholders. Recently there has been an increased focus on the variable annuity business by regulators. In the United States, the McCarran-Ferguson Act provides that the primary regulation of the insurance industry is left to the individual states. Typically, states regulate such matters as company licensing, agent licensing, cancellation or nonrenewal of policies, minimum health insurance policy benefits, life insurance cost disclosure, solicitation and replacement practices, unfair trade and claims practices, rates, forms, advertising, investment type and quality, minimum capital and surplus levels and changes in control. Virtually all states mandate participation in insurance guaranty associations, which assess insurance companies in order to fund claims of policyholders of insolvent insurance companies. In addition to state laws, the Company is affected by a variety of federal laws, and there is periodic federal interest in various aspects of the insurance industry including taxation of variable annuities and life insurance policies, solvency and accounting procedures, as well as the treatment of persons differently because of gender, with respect to terms, conditions, rates or benefits of an insurance contract. New federal regulation in any of these areas could potentially have an adverse effect upon the Company.

The annuity business is highly competitive and the Company's competitors consist of both stock and mutual insurance companies and other financial institutions. Competitive factors applicable to the business of the Company include the interest rates credited to its products, the charges deducted from the cash values of such products, product features, compensation to distributors, the financial strength of the organization and the services provided to policyholders.

ITEM 2.  PROPERTIES

The Company occupies office space in Minneapolis, Minnesota, which is leased by AEFC. The Company reimburses AEFC for rent based on direct and indirect allocation methods. Facilities occupied by the Company are believed to be adequate for the purposes for which they are used and are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

A number of lawsuits have been filed against life and health insurers in jurisdictions in which the Company and its affiliates do business involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. IDS Life is a defendant in three class action lawsuits of this nature. The Company is a named defendant in one of these suits, Richard Thoreson and Elizabeth Thoresen vs. AEFC, American Partners Life Insurance Company, American Enterprise Life Insurance Company, American Centurion Life Assurance Company, IDS Life Insurance Company and IDS Life Insurance Company of New York which was filed in Minnesota state court in October 1998. The action was brought by individuals who purchased an annuity in a qualified plan. The plaintiffs allege that the sale of annuities in tax-deferred contributory retirement investment plans (e.g. IRA's) is never appropriate. The plaintiffs purport to represent a class consisting of all persons who made similar purchases. The plaintiffs seek damages in an unspecified amount.

The Company is included as a party to preliminary settlement of all three class action lawsuits. The Company believes this approach will put these cases behind it and provide a fair outcome for its clients. The Company's decision to settle does not include any admission of wrongdoing. The settlement did not have a material impact on the Company's financial position or results from operations. Further, the Company does not anticipate that any other lawsuits in which the Company is a defendant will have a material adverse effect on its financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                                 PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions I(2) (a) of Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

1999 Compared to 1998:

Net income increased 54 percent to $34 million in 1999, compared to $22 million in 1998. Earnings growth resulted primarily net realized gains of $6.6 million in 1999, compared to net realized losses of $4.8 in 1998.

Income before income taxes totaled $51 million in 1999, compared with $36 million in 1998.

Total investment contract deposits received decreased to $336 million in 1999, compared with $348 million in 1998. This decrease is primarily due to a decrease in sales of variable annuities in 1999.

Total revenues decreased to $338 million in 1999, compared with $343 million in 1998. The decrease is primarily due to decreased net investment income which was partially offset by an increase in realized gain on investments. Net investment income, the largest component of revenues, decreased 5 percent from the prior year, reflecting decreases in investments owned and investment yields.

Contractholder charges decreased 5 percent to $6.1 million in 1999, compared with $6.4 million in 1998, reflecting a decrease in fixed annuities inforce. The Company receives mortality and expense risk fees from the separate accounts. Mortality and expense risk fees increased 77 percent to $2.3 million in 1999, compared with $1.3 million in 1998, this reflects the increase in separate account assets.

Net realized gain on investments was $6.6 million in 1999, compared to a net realized loss on investments of $4.8 million in 1998. The net realized gains were primarily due to the sale of available for sale fixed maturity investments at a gain as well as a decrease in the allowance for mortgage loan losses based on management's regular evaluation of allowance adequacy.

Total benefits and expenses decreased slightly to $287 million in 1999. The largest component of expenses, interest credited on investment contracts, decreased to $209 million, reflecting a decrease in fixed annuities in force and lower interest rates. Amortization of deferred policy acquisition costs decreased to $43 million, compared to $54 million in 1998. This decrease was due primarily to decreased aggregate amounts in force, as well as the impact of changing prospective assumptions in 1998 based on actual lapse experience on certain fixed annuities.

Other operating expenses increased 46 percent to $35 million in 1999, compared to $24 million in 1998. This increase primarily reflects technology costs related to growth initiatives.

1998 Compared to 1997:

Net income decreased 22 percent to $22 million in 1998, compared to $28 million in 1997. The decrease in earnings resulted primarily from increases in amortization of deferred policy acquisition costs.

Income before income taxes totaled $36 million in 1998, compared with $45 million in 1997.

Total premiums and investment contract deposits received decreased to $348 million in 1998, compared with $802 million in 1997. This decrease is primarily due to a decrease in sales of fixed annuities in 1998, reflecting the low interest rate environment.

Total revenues increased to $343 million in 1998, compared with $338 million in 1997. The increase is primarily due to increases in net investment income and contractholder charges. Net investment income, the largest component of revenues, increased 2 percent from the prior year, reflecting increases in investments owned and investment yields.

Contractholder charges, increased 12 percent to $6.4 million in 1998, compared with $5.7 million in 1997. The Company receives mortality and expense risk fees from the separate accounts.

Total benefits and expenses increased 4.6 percent to $307 million in 1998, compared with 293 million in 1997. The largest component of expenses, interest credited on contractholders investment contracts, decreased to $229 million, reflecting a decrease in fixed annuities in force and lower interest rates. Amortization of deferred policy acquisition costs increased to $54 million, compared to $37 million in 1997. This increase was due primarily to the impact of changing prospective assumptions based on actual lapse experience on certain fixed annuities.

Risk Management

The sensitivity analysis of the test of market risk discussed below estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on the ensuing year's earnings based on year-end positions. The market changes, assumed to occur as of year-end, is a 100 basis point increase in market interest rates. Computations of the prospective effects of hypothetical interest rate change based on numerous assumptions, including relative levels of market interest rates as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by management if the hypothetical market changes actually occurred over time. As a result, actual earnings effects in the future will differ from those quantified below.

The Company primarily invests in fixed income securities over a broad range of maturities for the purpose of providing fixed annuity clients with a competitive rate of return on their investments while minimizing risk, and to provide a dependable and targeted spread between the interest rate earned on investments and the interest rate credited to contractholders' accounts. The Company does not invest in securities to generate trading profits.

The Company has an investment committee that holds regularly scheduled meetings and, when necessary, special meetings. At these meetings, the committee reviews models projecting different interest rate scenarios and their impact on profitability. The objective of the committee is to structure the investment security portfolio based upon the type and behavior of products in the liability portfolio so as to achieve targeted levels of profitability.

Rates credited to contractholders' accounts are generally reset at shorter intervals than the maturity of underlying investments. Therefore, margins may be negatively impacted by increases in the general level of interest rates. Part of the committee's strategy includes the purchase of some types of derivatives, such as interest rate caps, swaps and floors, for hedging purposes. These derivatives protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby mitigating the impact of an increase in rates credited to contractholders' accounts.

The negative effect on the Company's pretax earnings of a 100 basis point increase in interest rates, which assumes repricings and customer behavior based on the application of proprietary models to the book of business at December 31, 1999, would be appoximately $4.2 million.

Liquidity and Capital Resources

The liquidity requirements of the Company are met by funds provided by annuity considerations, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investment principal.

The primary uses of funds are policy benefits, commissions and operating expenses, policy loans, and investment purchases.

The Company has an available line of credit with American Express Financial Corporation aggregating $50 million. The line of credit is used strictly as a short-term source of funds. No borrowings were outstanding under the agreement at December 31, 1999. At December 31, 1999, outstanding reverse repurchase agreements totaled $26 million.

At December 31, 1999, investments in fixed maturities comprised 81 percent of the Company's total invested assets. Of the fixed maturity portfolio, approximately 32 percent is invested in GNMA, FNMA and FHLMC mortgage-backed securities which are considered AAA/Aaa quality.

At December 31, 1999, approximately 14 percent of the Company's investments in fixed maturities were below investment grade bonds. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

At December 31, 1999, net unrealized depreciation on fixed maturities held to maturity included $6.3 million of gross unrealized appreciation and $29 million of gross unrealized depreciation. Net unrealized depreciation on fixed maturities available for sale included $9.3 million of gross unrealized appreciation and $117 million of gross unrealized depreciation.

At December 31, 1999, the Company had an allowance for losses for mortgage loans totaling $6.7 million.

The economy and other factors have caused a number of insurance companies to go under regulatory supervision. This circumstance has resulted in assessments by state guaranty associations to cover losses to policyholders of insolvent or rehabilitated companies. Some assessments can be partially recovered through a reduction in future premium taxes in certain states. The Company established an asset for guaranty association assessments paid to those states allowing a reduction in future premium taxes over a reasonable period of time. The asset is being amortized as premium taxes are reduced. The Company has also estimated the potential effect of future assessments on the Company's financial position and results of operations and has established a reserve for such potential assessments. The Company has adopted Statement of Position 97-3 providing guidance when an insurer should recognize a liability for guaranty fund assessments. The SOP is effective for fiscal years beginning after December 15, 1998. Adoption did not have a material impact on the Company's results of operations or financial condition.

The National Association of Insurance Commissioners has established risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory attention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. As of December 31, 1999, the Company's total adjusted capital was well in excess of the levels requiring regulatory attention.


Year 2000 Issue

The Company is a wholly owned subsidiaryIDS Life, which is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly owned subsidiary of American Express Company (American Express). All of the major systems used by the Company are maintained by AEFC and are utilized by multiple subsidiaries and affiliates of AEFC. American Express coordinated the Year 2000 (Y2K) efforts on behalf of all of its businesses and subsidiaries. Representatives of AEFC participated in these efforts.

The Company, to date, has not experienced any material systems failures related to the Y2K rollover. American Express' and AEFC's remediation plan for the Y2K issue is discussed in detail in American Express' 1998 10-K report and 1999 10-Q reports. American Express and AEFC will continue their Y2K monitoring and address any issues that may arise from internal systems or those of third parties. American Express' and AEFC's cumulative costs since inception of the Y2K initiative were $505 million and $67.7 million, respectively, through December 31, 1999, and are expected to be approximately $10 million and $0.8 million, respectively, in 2000. The majority of these costs are managed by and included in American Express' Corporate and Other segment, as most remediation efforts are related to systems that are maintained by the American Express Technologies organization. Costs related to Y2K have not had a material adverse effect on the Company's results of operations or financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Items required under this section are included in the Mangement's Discussion and Analysis of financial condition and results of operations under the section titled risk management.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.  Financial Statements and Schedules Required under Regulation S-X.

     Index to financial statements

         The following   financial   statements  of  American   Enterprise  Life
             Insurance Company are included in Item 8:

         Report of Independent Auditors                                  17

         Balance Sheets at December 31, 1999 and 1998                    18

         Statements of Income for the years ended
                 December 31, 1999, 1998 and 1997                        19

         Statements of Stockholder's Equity for the years ended
             December 31, 1999, 1998 and 1997                            20

         Statements of Cash Flows for the years ended
                 December 31, 1999, 1998 and 1997                        21

         Notes to Financial Statements                                22-34

All information on schedules to the financial statements required by Article 7 of Regulation S-X is included in the financial statements or is not required. Therefore, all schedules have been omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 11.      EXECUTIVE COMPENSATION

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1)  Financial Statements

               See  Index  to  Financial   Statements  and  Financial  Statement
               Schedules on page 11.

          (2)  Financial Statement Schedules

               See index to Financial Statements and Financial Statement Schedules. All information on schedules to the financial statements required by Article 7 of Regulation S-X is included in the financial statements or is not required. Therefore, all schedules have been omitted.

          (3)  Exhibits

                    3.1 Amendment and Restatement of Articles of Incorporation of American Enterprise Life dated July 29, 1986, filed electronically as Exhibit 6.1 to the Initial Registration Statement No. 33-54471, filed on or about July 5, 1994, is incorporated by reference.

                    3.2 Amended By-laws of American Enterprise Life, filed electronically as Exhibit 6.2 to the Initial Registration Statement No. 33-54471, filed on or about July 5, 1994, is incorporated by reference.

                    3.3 Consent in writing in lieu of a meeting of the Board of Directors of American Enterprise Life Insurance Company establishing the American Enterprise MVA Account dated Aug. 18, 1999, filed electronically as Exhibit 3.3 to Initial Registration Statement No. 333-86297, filed on or about Aug. 31, 1999, is incorporated by reference.

                    4.1 Form of Deferred Annuity Contract for the American Express Signature One Variable AnnuitySM (form 240180), filed electronically as Exhibit 4.1 to American Enterprise Variable Annuity Account's Post-Effective Amendment No. 1 to Registration Statement No. 333-85567 on form N-4, filed on or about Dec. 7, 1999, is incorporated by reference.

                    4.2 Form of Deferred Annuity Contract for the Wells Fargo AdvantageSM Variable Annuity (form 44209), filed electronically as Exhibit 4.1 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-85567, filed on or about November 4, 1999, is incorporated by reference.

                    4.3 Form of Deferred Annuity Contract for the Wells Fargo AdvantageSM Credit Variable Annuity (form 44210), filed electronically as Exhibit 4.2 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-85567, filed on or about November 4, 1999, is incorporated by reference.

                    4.4 Form of Deferred Annuity Contract for the American Enterprise Variable Annuity filed electronically as
                         Exhibit 4.1 to American Enterprise Variable Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-92297 on Form N-4, filed on or about Feb. 11, 2000, is incorporated by reference.

                    4.5 Form of Enhanced Death Benefit Rider for the Wells Fargo AdvantageSM Variable Annuity and the Wells Fargo AdvantageSM Credit Variable Annuity (form 44213), filed electronically as Exhibit 4.3 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-85567 on form N-4, filed on or about Nov. 4, 1999, is incorporated by reference.

                    4.6 Form of Guaranteed Minimum Income Benefit Rider for the American Express Signature One Variable AnnuitySM (6% Accumulation Benefit Base) (form 240186), filed electronically as Exhibit 4.2 to American Enterprise Variable Annuity Account's Post-Effective Amendment No. 3 to Registration Statement No. 333-85567 on form N-4, filed on or about Feb. 11, 2000, is incorporated by reference.

                    4.7 Form of Guaranteed Minimum Income Benefit Rider for the American Express Variable Annuity, filed electronically as Exhibit 4.4 to American Enterprise Variable Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-92297 on Form N-4, filed on or about Feb. 11, 2000, is incorporated by reference.

                    4.8 Form of Guaranteed Minimum Income Benefit Rider for the Wells Fargo AdvantageSM Variable Annuity and the Wells Fargo AdvantageSM Credit Variable Annuity (form 44214), filed electronically as Exhibit 4.4 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-85567 on form N-4, filed on or about Nov. 4, 1999, is incorporated by reference.

                    4.9 Form of 5% Accumulation Death Benefit Rider for the American Express Signature One Variable AnnuitySM (form 240183), filed electronically as Exhibit 4.3 to American Enterprise Variable Annuity Account's Post-Effective Amendment No. 1 to Registration Statement No. 333-85567 on form N-4, filed on or about Dec. 8, 1999, is incorporated by reference.

                    4.10 Form of 8%  Performance  Credit  Rider for the American
                         Express Signature One Variable AnnuitySM (form 240187), filed electronically as Exhibit 4.4 to American Enterprise Variable Annuity Account's Post-Effective Amendment No. 2 to Registration Statement No. 333-85567 on form N-4, filed on or about Dec. 30, 1999, is incorporated by reference.

                    4.11 Form of  Performance  Credit  Rider  for  the  American
                         Express  Variable  Annuity,   filed  electronically  as
                         Exhibit 4.2 to American Enterprise Variable Account's Pre-Effective amendment No. 1 to Registration Statement No. 333-92297 on Form N-4, filed on or about Feb. 11, 2000, is incorporated by reference.

                    4.12 Form of  Roth  IRA  Endorsement  for  the  Wells  Fargo
                         AdvantageSM Variable Annuity, Wells Fargo AdvantageSM Credit Variable Annuity, American Express Signature One Variable AnnuitySM and American Express Variable Annuity (form 43094), filed electronically as Exhibit
                         4.2 to Pre-Effective Amendment No. 1 to Registration Statement No. 333-74865, filed on or about Aug. 4, 1999, are incorporated by reference.

                    4.13 Form  of  SEP-IRA  for  the  Wells  Fargo   AdvantageSM
                         Variable Annuity, Wells Fargo AdvantageSM Credit Variable Annuity, and American Express Signature One Variable AnnuitySM (form 43412), filed electronically as Exhibit 4.3 to Pre-Effective Amendment No. 1 to Registration Statement No. 333-72777, filed on or about July 8, 1999, is incorporated by reference.

                    4.14 Form of SEP-IRA for American  Express  Variable Annuity
                         (form 43433) filed electronically as Exhibit 4.3 to Pre-Effective Amendment No. 1 to Registration Statement No. 333-74865 filed on or about Aug. 4, 1999, is incorporated by reference.

                    4.15 Form of Disability  Waiver of  Withdrawal  Charge Rider
                         for the Wells Fargo AdvantageSM Variable Annuity and the Wells Fargo AdvantageSM Credit Variable Annuity (form 44215), filed electronically as Exhibit 4.5 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-85567 on form N-4, filed on or about Nov. 4, 1999, is incorporated by reference.

                    4.16 Form of Unemployment Waiver of Withdrawal Charges Rider
                         for the Wells Fargo AdvantageSM Variable Annuity and the Wells Fargo AdvantageSM Credit Variable Annuity (form 44216), to American Enterprise Variable Annuity Account's Pre-Effective No. 1 Amendment to Registration Statement No. 333-85567 on form N-4, filed on or about Nov. 4, 1999, is incorporated by reference.

                    4.17 Form of TSA Endorsement for the Wells Fargo AdvantageSM
                         Variable Annuity and the Wells Fargo AdvantageSM Credit Variable Annuity (form 43413), filed electronically as
                         Exhibit 4.4 to Pre-Effective Amendment No. 1 to Registration Statement No. 333-72777, filed on or about July 8, 1999, is incorporated by reference.

                    27.  Financial   data   schedule  is  filed   electronically
                         herewith.

     (b) Reports on Form 8-K filed in the fourth quarter of 1999

No reports on Form 8-K were required to be filed by the Company for the quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                   Registrant


3/12/2000                            By   /s/ James E. Choat
Date                                      James E. Choat, President
                                          and Chief Executive Officer

3/12/2000                            By   /s/ Philip C. Wentzel
Date                                      Philip C. Wentzel, Vice President and
                                          Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

3/12/2000                            By   /s/ James E. Choat
Date                                      James E. Choat, President
                                          and Chief Executive Officer

3/12/2000                            By   /s/ Richard W. Kling
Date                                      Richard W. Kling, Chairman of the
                                          Board

3/12/2000                            By   /s/ Paula R. Meyer
Date                                      Paula R. Meyer, Executive Vice
                                          President, Assured Assets

3/12/2000                            By   /s/ William A. Stoltzmann
Date                                      William A. Stoltzmann, Vice President
                                          and Secretary

Report of Independent Auditors

The Board of Directors
American Enterprise Life Insurance Company


We have audited the accompanying balance sheets of American Enterprise Life Insurance Company (a wholly owned subsidiary of IDS Life Insurance Company) as of December 31, 1999 and 1998, and the related statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Enterprise Life Insurance Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.





February 3, 2000
Minneapolis, Minnesota

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                 BALANCE SHEETS
                                  December 31,
                       ($ thousands, except share amounts)

ASSETS                                                              1999              1998
------                                                           -----------      -----------

Investments:
  Fixed maturities:
    Held to maturity, at amortized cost (fair value:
       1999, $984,103; 1998, $1,126,732)                          $1,006,349       $1,081,193
    Available for sale, at fair value (amortized cost:
       1999, $2,411,799; 1998, $2,526,712)                         2,304,487        2,594,858
                                                                 -----------      -----------
                                                                   3,310,836        3,676,051

  Mortgage loans on real estate                                      785,253          815,806
  Other investments                                                   11,470           12,103
                                                                 -----------      -----------
          Total investments                                        4,107,559        4,503,960

Accounts receivable                                                      316              214
Accrued investment income                                             56,676           61,740
Deferred policy acquisition costs                                    180,288          196,479
Deferred income taxes                                                 37,501               --
Other assets                                                               9               43
Separate account assets                                              220,994          123,185
                                                                 -----------      -----------

          Total assets                                            $4,603,343       $4,885,621
                                                                  ==========       ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
  Future policy benefits for fixed annuities                      $3,921,513       $4,166,852
  Policy claims and other policyholders' funds                        12,097            7,389
  Deferred income taxes                                                   --           23,199
  Amounts due to brokers                                              25,215           54,347
  Other liabilities                                                   17,436           24,500
  Separate account liabilities                                       220,994          123,185
                                                                 -----------      -----------
          Total liabilities                                        4,197,255        4,399,472

Stockholder's equity:
  Capital stock, $100 par value per share;
    100,000 shares authorized,
    20,000 shares issued and outstanding                               2,000            2,000
  Additional paid-in capital                                         282,872          282,872
  Accumulated other comprehensive (loss) income:
     Net unrealized securities (losses) gains                        (69,753)          44,295
  Retained earnings                                                  190,969          156,982
                                                                 -----------      -----------
          Total stockholder's equity                                 406,088          486,149
                                                                 -----------      -----------

Total liabilities and stockholder's equity                        $4,603,343       $4,885,621
                                                                  ==========       ==========

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                              STATEMENTS OF INCOME
                            Years ended December 31,
                                  ($ thousands)

                                                            1999              1998             1997
                                                          ---------         ---------        ---------

Revenues:
  Net investment income                                    $322,746          $340,219         $332,268
  Contractholder charges                                      6,069             6,387            5,688
  Mortality and expense risk fees                             2,269             1,275              641
  Net realized gain (loss) on investments                     6,565            (4,788)            (509)
                                                          ---------         ---------        ---------

          Total revenues                                    337,649           343,093          338,088
                                                          ---------         ---------        ---------

Benefits and expenses:
  Interest credited on investment contracts                 208,583           228,533          231,437
  Amortization of deferred policy acquisition costs          43,257            53,663           36,803
  Other operating expenses                                   35,147            24,476           24,890
                                                          ---------         ---------        ---------

          Total benefits and expenses                       286,987           306,672          293,130
                                                          ---------         ---------        ---------

Income before income taxes                                   50,662            36,421           44,958

Income taxes                                                 16,675            14,395           16,645
                                                          ---------         ---------        ---------

Net income                                                $  33,987         $  22,026        $  28,313
                                                          =========         =========        =========

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                       Three years ended December 31, 1999
                                  ($ thousands)

                                                                                                   Accumulated
                                                                                                     Other
                                                         Total                      Additional    Comprehensive
                                                     Stockholder's     Capital       Paid-In      (Loss) Income,     Retained
                                                         Equity         Stock         Capital        Net of Tax       Earnings
                                                     -------------    --------    ------------    ------------    -------------
Balance, December 31, 1996                               $363,858       $2,000       $242,872        $ 12,343        $106,643
Comprehensive income:
     Net income                                            28,313           --             --              --          28,313
      Unrealized holding gains arising
           during the year, net of  taxes of
        ($19,891)                                          36,940           --             --          36,940              --
      Reclassification adjustment for losses
           included in net income, net of tax
           of ($126)                                          233           --             --             233              --
                                                     -------------                                ------------
     Other comprehensive income                            37,173           --             --          37,173              --
                                                     -------------
     Comprehensive income                                  65,486
Capital contribution from IDS Life                         40,000           --         40,000              --              --
                                                     -------------    --------    ------------    ------------    -------------

Balance, December 31, 1997                                469,344        2,000        282,872          49,516         134,956
Comprehensive income:
     Net income                                            22,026           --             --              --          22,026
     Unrealized holding losses arising
          during the year, net of taxes of $3,400          (6,314)          --             --          (6,314)             --
       Reclassification adjustment for losses
           included in net income, net of tax
           of ($588)                                        1,093           --             --           1,093              --
                                                     -------------                                ------------
     Other comprehensive loss                              (5,221)          --             --          (5,221)             --
                                                     -------------
     Comprehensive income                                  16,805
                                                     -------------    --------    ------------    ------------    -------------

Balance, December 31, 1998                                486,149        2,000        282,872          44,295         156,982
Comprehensive loss:
     Net income                                            33,987           --             --              --          33,987
     Unrealized holding losses arising
         during the year, net of taxes of $(59,231)      (110,001)          --             --        (110,001)             --
     Reclassification adjustment for gains
          included in net income, net of tax               (4,047)                                     (4,047)             --
          of $(2,179)                                -------------                                ------------
     Other comprehensive loss                            (114,048)          --             --        (114,048)             --
                                                     -------------
     Comprehensive loss                                   (80,061)
                                                     -------------    --------    ------------    ------------    -------------

Balance, December 31, 1999                               $406,088       $2,000       $282,872        $(69,753)       $190,969
                                                     =============    ========    ============    ============    =============


                                         See accompanying notes.

                                AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                         STATEMENTS OF CASH FLOWS
                                         Years ended December 31,
                                              ($ thousands)
                                                                      1999          1998          1997
                                                                   -----------   -----------   -----------
Cash flows from operating activities:
  Net income                                                       $   33,987    $   22,026    $   28,313
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Change in accrued investment income                               5,064        (2,152)       (8,017)
      Change in accounts receivable                                      (102)          349         9,304
      Change in deferred policy acquisition costs, net                 16,191        28,022       (21,276)
      Change in other assets                                               34            74         4,840
      Change in policy claims and other policyholders' funds            4,708        (3,939)      (16,099)
      Deferred income tax (benefit) provision                             711        (9,591)       (2,485)
      Change in other liabilities                                      (7,064)        7,595         1,255
      Amortization of premium (accretion of discount), net              2,315           122        (2,316)
      Net realized (gain) loss on investments                          (6,565)        4,788           509
      Other, net                                                      (1,562)         2,544           959
                                                                   -----------   -----------   -----------

         Net cash provided by (used in) operating activities           47,717        49,838        (5,013)

Cash flows from investing activities:
    Fixed maturities held to maturity:
        Purchases                                                          --            --        (1,996)
        Maturities                                                     65,705        73,601        41,221
        Sales                                                           8,466        31,117        30,601
    Fixed maturities available for sale:
        Purchases                                                    (593,888)     (298,885)     (688,050)
        Maturities                                                    248,317       335,357       231,419
        Sales                                                         469,126        48,492        73,366
    Other investments:
        Purchases                                                     (28,520)     (161,252)     (199,593)
        Sales                                                          57,548        78,681        29,139
    Change in amounts due to brokers                                  (29,132)       19,412       (53,796)
                                                                   -----------   -----------   ------------

          Net cash provided by (used in) investing activities         197,622       126,523      (537,689)

Cash flows from financing activities:
 Activity related to investment contracts:
    Considerations received                                           299,899       302,158       783,339
    Surrenders and other benefits                                    (753,821)     (707,052)     (552,903)
    Interest credited to account balances                             208,583       228,533       231,437
    Capital contribution from parent                                       --            --        40,000
                                                                   -----------   -----------   -----------

          Net cash (used in) provided by financing activities        (245,339)     (176,361)      501,873
                                                                   -----------   -----------   -----------

Net decrease in cash and cash equivalents                                  --            --       (40,829)

Cash and cash equivalents at beginning of year                             --            --        40,829
                                                                   -----------   -----------   -----------

Cash and cash equivalents at end of year                           $       --    $       --    $      --
                                                                   ===========   ===========   ==========
                                         See accompanying notes.


1.   Summary of significant accounting policies

     Nature of business

     American Enterprise Life Insurance Company (the Company) is a stock life insurance company that is domiciled in Indiana and is licensed to transact insurance business in 48 states. The Company's principal product is deferred annuities, which are issued primarily to individuals. It offers single premium and annual premium deferred annuities on both a fixed and variable dollar basis.
     Immediate annuities are offered as well.

     Basis of presentation

     The Company is a wholly-owned subsidiary of IDS Life Insurance Company (IDS
     Life), which is a wholly owned subsidiary of American Express Financial Corporation (AEFC). AEFC is a wholly owned subsidiary of American Express Company. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States which vary in certain respects from reporting practices prescribed or permitted by the Indiana Department of Insurance (see Note 4).

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Investments

     Fixed maturities that the Company has both the positive intent and the ability to hold to maturity are classified as held to maturity and carried at amortized cost. All other fixed maturities are classified as available for sale and carried at fair value. Unrealized gains and losses on securities classified as available for sale are reported as a separate component of accumulated other comprehensive (loss) income, net of deferred income taxes.

     Realized investment gain or loss is determined on an identified cost basis.

     Prepayments are anticipated on certain investments in mortgage-backed securities in determining the constant effective yield used to recognize interest income. Prepayment estimates are based on information received from brokers who deal in mortgage-backed securities.

     Mortgage loans on real estate are carried at amortized cost less an allowance for mortgage loan losses. The estimated fair value of the mortgage loans is determined by a discounted cash flow analysis using mortgage interest rates currently offered for mortgages of similar maturities.

     Impairment of mortgage loans is measured as the excess of the loan's recorded investment over its present value of expected principal and interest payments discounted at the loan's effective interest rate, or the fair value of collateral. The amount of the impairment is recorded in an allowance for mortgage loan losses. The allowance for mortgage loan losses is maintained at a level that management believes is adequate to absorb estimated losses in the portfolio. The level of the allowance account is determined based on several factors, including historical experience, expected future principal and interest payments, estimated collateral values, and current and anticipated economic and political conditions. Management regularly evaluates the adequacy of the allowance for mortgage loan losses.

     The Company generally stops accruing interest on mortgage loans for which interest payments are delinquent more than three months. Based on management's judgment as to the ultimate collectibility of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

     The cost of interest rate caps and floors is amortized to investment income over the life of the contracts and payments received as a result of these agreements are recorded as investment income when realized. The amortized cost of interest rate caps and floors is included in other investments.

     When evidence  indicates a decline,  which is other than temporary,  in the
     underlying  value  or  earning  power  of  individual   investments,   such
     investments are written down to the fair value by a charge to income.

     Statements of cash flows

     The Company considers investments with a maturity at the date of their acquisition of three months or less to be cash equivalents. These securities are carried principally at amortized cost which approximates fair value.

     Supplementary information to the statements of cash flows for the years ended December 31, is summarized as follows:

                                        1999            1998           1997
                                        ----            -----          ----
    Cash paid during the year for:
      Income taxes                      $22,007        $19,035       $19,456
      Interest on borrowings              2,187          5,437         1,832

     Contractholder charges

     Contractholder   charges  include  surrender  charges  and  fees  collected regarding the issue and administration of annuity contracts.

     Deferred policy acquisition costs

     The costs of acquiring new business, principally sales compensation, policy issue costs, and certain sales expenses, have been deferred on annuity contracts. These costs are amortized using primarily the interest method.

     Amortization of deferred policy acquisition costs requires the use of assumptions including interest margins, mortality margins, persistency rates, maintenance expense levels and, for variable products, separate account performance. For universal life-type insurance and deferred annuities, actual experience is reflected in the Company's amortization models monthly. As actual experience differs from the current assumptions, management considers the need to change key assumptions underlying the amortization models prospectively. The impact of changing prospective assumptions is reflected in the period that such changes are made and is generally referred to as an unlocking adjustment. During 1998, unlocking adjustments resulted in a net increase in amortization of $11 million. Net unlocking adjustments in 1999 and 1997 were not significant.

     Liabilities for future policy benefits

     Liabilities for universal-life type insurance and fixed and variable deferred annuities are accumulation values.

     Federal income taxes

     The Company's taxable income is included in the consolidated federal income tax return of American Express Company. The Company provides for income taxes on a separate return basis, except that, under an agreement between AEFC and American Express Company, tax benefit is recognized for losses to the extent they can be used on the consolidated tax return. It is the policy of AEFC and its subsidiaries that AEFC will reimburse subsidiaries for all tax benefits.

     Included in other liabilities at December 31, 1999 and 1998 are $2,147 and $3,504, respectively, payable to IDS Life for federal income taxes.

     Separate account business

     The separate account assets and liabilities represent funds held for the exclusive benefit of the variable annuity contract owners. The Company receives mortality and expense risk fees from the variable annuity separate accounts.

     The Company makes contractual mortality assurances to the variable annuity contract owners that the net assets of the separate accounts will not be affected by future variations in the actual life expectancy experience of the annuitants and beneficiaries from the mortality assumptions implicit in the annuity contracts. The Company makes periodic fund transfers to, or withdrawals from, the separate account assets for such actuarial adjustments for variable annuities that are in the benefit payment period. The Company also guarantees that the rates at which administrative fees are deducted from contract funds will not exceed contractual maximums.

      Accounting changes

     American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" became effective January 1, 1999. The SOP requires the capitalization of certain costs incurred after the date of adoption to develop or obtain software for internal use. Software utilized by the Company is owned by AEFC and capitalized by AEFC. As a result, the new rule did not have a material impact on the Company's results of operations or financial condition.

     Effective January 1, 1999, the Company adopted AICPA SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," providing guidance for the timing of recognition of liabilities related to guaranty fund assessments. The Company had historically carried balance in other liabilities on the balance sheet for potential guaranty fund assessment exposure. Adoption of the SOP did not have a material impact on the Company's results of operations or financial condition.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The ultimate financial effect of the new rule will be measured based on the derivatives in place at adoption and cannot be estimated at this time.

2.   Investments

     Fair values of investments in fixed maturities represent quoted market prices and estimated values when quoted prices are not available. Estimated values are determined by established procedures involving, among other things, review of market indices, price levels of current offerings of comparable issues, price estimates and market data from independent brokers and financial files.

     The amortized cost, gross unrealized gains and losses and fair value of investments in fixed maturities at December 31, 1999 are as follows:

                                                                   Gross           Gross
                                                Amortized        Unrealized       Unrealized        Fair
    Held to maturity                             Cost              Gains           Losses           Value
    ----------------                            ----------       --------         --------        ----------
    U.S. Government agency obligations          $    7,514       $     23         $    431        $    7,106
    State and municipal obligations                  3,002             44               --             3,046
    Corporate bonds and obligations                816,826          5,966           23,311           799,482
    Mortgage-backed securities                     179,007            296            4,834           174,469
                                                ----------       --------         --------        ----------
                                                $1,006,349       $  6,329         $ 28,576        $  984,103
                                                ==========       ========         ========        ==========

    Available for sale
    U.S. Government agency obligations          $    2,047   $         --         $     47        $    1,999
    State and municipal obligations                  2,250             --              190             2,060
    Corporate bonds and obligations              1,419,150          7,445           90,703         1,335,892
    Mortgage-backed securities                     988,352          1,929           25,746           964,536
                                                ------------     --------         --------        ----------
                                                $2,411,799       $  9,374         $116,686        $2,304,487
                                                ==========       ========         ========        ==========

     The amortized cost, gross unrealized gains and losses and fair value of investments in fixed maturities at December 31, 1998 are as follows:

                                                                   Gross           Gross
                                                 Amortized       Unrealized       Unrealized         Fair
    Held to maturity                               Cost            Gains           Losses            Value
    ----------------                            ----------       --------         --------        ----------
    U.S. Government agency obligations          $    8,652       $    423         $     --        $    9,075
    State and municipal obligations                  3,003            149               --             3,152
    Corporate bonds and obligations                877,140         48,822            6,670           919,292
    Mortgage-backed securities                     192,398          2,844               29           195,213
                                                ----------       --------         --------        ----------
                                                $1,081,193       $ 52,238         $  6,699        $1,126,732
                                                ==========       ========         ========        ==========

    Available for sale
    U.S. Government agency obligations          $    2,062       $    116         $     --        $    2,178
    Corporate bonds and obligations              1,472,814         69,990           34,103         1,508,701
    Mortgage-backed securities                   1,051,836         32,232               89         1,083,979
                                                ----------       --------         --------        ----------
                                                $2,526,712       $102,338          $34,192        $2,594,858
                                                ==========       ========          =======        ==========

     The amortized cost and fair value of investments in fixed maturities at December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Amortized            Fair
    Held to maturity                              Cost             Value

    Due in one year or less                    $    26,214        $   26,334
    Due from one to five years                     412,533           408,638
    Due from five to ten years                     331,187           320,146
    Due in more than ten years                      57,408            54,516
    Mortgage-backed securities                     179,007           174,469
                                             -------------     -------------
                                               $ 1,006,349        $  984,103
                                               ===========      ============

                                               Amortized            Fair
    Available for sale                            Cost             Value

    Due in one year or less                    $    46,937        $   47,236
    Due from one to five years                      75,233            73,525
    Due from five to ten years                   1,037,001           980,633
    Due in more than ten years                     264,276           238,557
    Mortgage-backed securities                     988,352           964,536
                                              ------------      ------------
                                                $2,411,799        $2,304,487

     During the years ended December 31, 1999, 1998 and 1997, fixed maturities classified as held to maturity were sold with amortized cost of $8,466, $31,117 and $29,561, respectively. Net gains and losses on these sales were not significant. The sales of these fixed maturities were due to significant deterioration in the issuers' creditworthiness.

     In addition, fixed maturities available for sale were sold during 1999 with proceeds of $469,126 and gross realized gains and losses of $10,374 and $4,147 respectively. Fixed maturities available for sale were sold during 1998 with proceeds of $48,492 and gross realized gains and losses of $2,835 and $4,516, respectively. Fixed maturities available for sale were sold during 1997 with proceeds of $73,366 and gross realized gains and losses of $1,081 and $1,440, respectively.

     At December 31, 1999, bonds carried at $3,277 were on deposit with various states as required by law.

     At December 31, 1999, investments in fixed maturities comprised 81 percent of the Company's total invested assets. These securities are rated by Moody's and Standard & Poor's (S&P), except for securities carried at approximately $486 million which are rated by AEFC internal analysts using criteria similar to Moody's and S&P. A summary of investments in fixed maturities, at amortized cost, by rating on December 31 is as follows:

           Rating                                    1999             1998
    ----------------------                       -----------       -----------
    Aaa/AAA                                       $1,168,144        $1,242,301
    Aa/AA                                             42,859            45,526
    Aa/A                                              52,416            60,019
    A/A                                              422,668           422,725
    A/BBB                                            189,072           228,656
    Baa/BBB                                          995,152         1,030,874
    Baa/BB                                            64,137            79,687
    Below investment grade                           483,700           498,117
                                                ------------      ------------
                                                  $3,418,148        $3,607,905

     At December 31, 1999, approximately 94 percent of the securities rated Aaa/AAA were GNMA, FNMA and FHLMC mortgage-backed securities. No holdings of any other issuer were greater than one percent of the Company's total investments in fixed maturities.

     At December 31, 1999, approximately 19 percent of the Company's invested assets were mortgage loans on real estate. Summaries of mortgage loans by region of the United States and by type of real estate are as follows:

                                               December 31, 1999                        December 31, 1998
                                         -------------------------------       --------------------------------
                                          On Balance         Commitments         On Balance         Commitments
    Region                                   Sheet           to Purchase           Sheet            to Purchase
    ----------------------------------   -----------         -----------        ----------          -----------
    South Atlantic                          $194,325         $        --          $198,552             $    651
    Middle Atlantic                          118,699                  --           129,284                  520
    East North Central                       126,243                  --           134,165                2,211
    Mountain                                 103,751                  --           113,581                   --
    West North Central                       125,891                 513           119,380                9,626
    New England                               43,345                 802            46,103                   --
    Pacific                                   41,396                  --            43,706                   --
    West South Central                        31,153                  --            32,086                   --
    East South Central                         7,100                  --             7,449                   --
                                         -----------        ------------       -----------         ------------
                                             791,903               1,315           824,306               13,008
    Less allowance for losses                  6,650                  --             8,500                   --
                                         -----------        ------------       -----------         ------------
                                            $785,253            $  1,315          $815,806              $13,008
                                            ========            ========          ========              =======


2.   Investments (continued)
                                               December 31, 1999                       December 31, 1998
                                          ------------------------------         ------------------------------
                                          On Balance         Commitments         On Balance         Commitments
              Property type                  Sheet            to Purchase          Sheet            to Purchase
                                          ----------      --------------        ----------         ------------
    Department/retail stores                $232,449        $     1,315           $253,380            $     781
    Apartments                               181,346                 --            186,030                2,211
    Office buildings                         202,132                 --            206,285                9,496
    Industrial buildings                      83,186                 --             82,857                  520
    Hotels/Motels                             43,839                 --             45,552                   --
    Medical buildings                         32,284                 --             33,103                   --
    Nursing/retirement homes                   6,608                 --              6,731                   --
    Mixed Use                                 10,059                 --             10,368                   --
                                          ----------      --------------        ----------         ------------
                                             791,903              1,315            824,306               13,008
    Less allowance for losses                  6,650                 --              8,500                   --
                                         -----------      --------------       -----------         ------------
                                            $785,253         $    1,315           $815,806              $13,008
                                            ========         ==========           ========              =======

     Mortgage loan fundings are restricted by state insurance regulatory authorities to 80 percent or less of the market value of the real estate at the time of origination of the loan. The Company holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreement. Commitments to purchase mortgages are made in the ordinary course of business. The fair value of the mortgage commitments is $nil.

     At December 31, 1999, the Company's recorded investment in impaired loans was $5,200 with an allowance of $1,250. At December 31, 1998, the Company's recorded investment in impaired loans was $1,932 with an allowance of $500. During 1999 and 1998, the average recorded investment in impaired loans was $5,399 and $2,736, respectively.

     The Company recognized $136, $251 and $nil of interest income related to impaired loans for the years ended December 31, 1999, 1998 and 1997, respectively.

     The following table presents changes in the allowance for investment losses related to all loans:

                                                     1999        1998         1997
                                                     ----        ----         ----
    Balance, January 1                               $8,500      $3,718       $2,370
    Provision (reduction) for investment losses      (1,850)      4,782        1,805
    Loan payoffs                                         --          --         (457)
                                                     ------   ---------      -------
    Balance, December 31                             $6,650      $8,500       $3,718
                                                     ======      ======       ======

     Net investment income for the years ended December 31 is summarized as follows:

                                                     1999         1998        1997
                                                     -----        -----       ----
    Interest on fixed maturities                   $265,199    $285,260     $278,736
    Interest on mortgage loans                       63,721      65,351       55,085
    Interest on cash equivalents                        534         137          704
    Other                                            (1,755)     (2,493)       1,544
                                                   ---------- ----------   ----------
                                                    327,699     348,255      336,069
    Less investment expenses                          4,953       8,036        3,801
                                                   ---------  ----------   ----------
                                                   $322,746    $340,219     $332,268
                                                   ========    ========     ========

     Net realized gain (loss) on investments for the years ended December 31 is summarized as follows:

                                                      1999        1998         1997
                                                      ----        ----         ----
    Fixed maturities                               $  6,534     $   863      $ 1,638
    Mortgage loans                                   (1,650)     (4,816)      (1,348)
    Other investments                                (1,819)       (835)        (799)
                                                   ---------   --------      -------
                                                   $  3,065     $(4,788)     $  (509)
                                                   =========    =======      =======

     Changes in net unrealized appreciation (depreciation) of investments for the years ended December 31 are summarized as follows:

                                                      1999       1998         1997
                                                     -----        -----       ----
    Fixed maturities available for sale           $(175,458)    $(8,032)     $57,188

3.    Income taxes

     The Company qualifies as a life insurance company for federal income tax purposes. As such, the Company is subject to the Internal Revenue Code provisions applicable to life insurance companies.

     The income tax expense (benefit) for the years ended December 31, consists of the following:

                                                     1999         1998        1997
                                                     ----         ----        ----
    Federal income taxes:
      Current                                      $ 15,531    $ 23,227      $17,668
      Deferred                                          711      (9,591)      (2,485)
                                                   --------    --------      -------
                                                     16,242      13,636       15,183

    State income taxes-current                          433         759        1,462
                                                   --------    --------      -------
    Income tax expense                             $ 16,675    $ 14,395      $16,645
                                                   ========    ========      =======

     Increases (decreases) to the federal income tax provision applicable to pretax income based on the statutory rate, for the years ended December 31, are attributable to:

                                                       1999                      1998                     1997
                                               ------------------       ------------------       ---------------------
                                               Provision    Rate        Provision    Rate        Provision       Rate
                                               ---------    -----       ---------    -----       ---------       -----
     Federal income taxes based
       on the statutory rate                    $17,731     35.0%         $13,972    35.0%        $15,735        35.0%
     Increases (decreases) are
      attributable to:
         Tax-excluded interest                      (14)      --              (35)   (0.1)            (41)       (0.1)
         State tax, net of federal benefit          281      0.5              493     1.2             956         2.1
         Reduction of mortgage loss
           reserve                               (1,225)    (2.4)              --       --             --          --
      Other, net                                    (98)    (0.2)             (35)       --            (5)         --
                                                 ------    -----         --------    ------          ----      ------
      Total income taxes                        $16,675     32.9 %        $14,395    36.1%        $16,645        37.0%
                                                =======     =====         =======    ====         =======        ====

     Significant components of the Company's deferred income tax assets and liabilities as of December 31 are as follows:

    Deferred income tax assets:                             1999          1998
                                                          -------       -------
    Policy reserves                                        $46,243      $51,298
    Unrealized losses on investments                        39,678           --
    Other                                                    1,070        2,214
                                                          --------     --------
         Total deferred income tax assets                   86,991       53,512
                                                          --------     --------

    Deferred income tax liabilities:
    Deferred policy acquisition costs                       49,490       52,908
    Unrealized gains on investments                             --       23,803
                                                          --------     --------
         Total deferred income tax liabilities              49,490       76,711
                                                          --------     --------
         Net deferred income tax assets (liabilities)      $37,501     ($23,199)
                                                           =======     ========

     The Company is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred income tax assets and, therefore, no such valuation allowance has been established.

4.   Stockholder's equity

     Retained earnings available for distribution as dividends to IDS Life are limited to the Company's surplus as determined in accordance with accounting practices prescribed by state insurance regulatory authorities. Statutory unassigned surplus aggregated $58,223 and $45,716 as of December 31, 1999 and 1998, respectively. In addition, dividends in excess of $15,241 would require approval by the Insurance Department of the state of Indiana.

     Statutory net income and stockholder's equity as of December 31, are summarized as follows:

                                           1999           1998             1997
                                        ---------      ---------        -------
    Statutory net income                  $ 15,241       $ 37,902      $ 23,589
    Statutory stockholder's equity         343,094        330,588       302,264

5.   Related party transactions

     The Company has purchased interest rate floors from IDS Life and entered into an interest rate swap with IDS Life to manage its exposure to interest rate risk. The interest rate floors had a carrying amount of $8,258 and $6,651 at December 31, 1999 and 1998, respectively. The interest rate swap is an off balance sheet transaction.

     The Company has no employees. Charges by IDS Life for services and use of other joint facilities aggregated $38,931, $28,482 and $24,535 for the years ended December 31, 1999, 1998 and 1997, respectively. Certain of these costs are included in deferred policy acquisition costs.

6.   Lines of credit

     The Company has an available line of credit with AEFC aggregating $50,000. The rate for the line of credit is established by reference to various indices plus 20 to 45 basis points, depending on the term. There were no borrowings outstanding under this agreement at December 31, 1999 or 1998.

7.   Derivative financial instruments

     The Company enters into transactions involving derivative financial instruments to manage its exposure to interest rate risk, including hedging specific transactions. The Company does not hold derivative instruments for trading purposes. The Company manages risks associated with these instruments as described below.

     Market risk is the possibility that the value of the derivative financial instruments will change due to fluctuations in a factor from which the instrument derives its value, primarily an interest rate. The Company is not impacted by market risk related to derivatives held for non-trading purposes beyond that inherent in cash market transactions. Derivatives are largely used to manage risk and, therefore, the cash flow and income effects of the derivatives are inverse to the effects of the underlying transactions.

     Credit risk is the possibility that the counterparty will not fulfill the terms of the contract. The Company monitors credit risk related to derivative financial instruments through established approval procedures, including setting concentration limits by counterparty, and requiring collateral, where appropriate. A vast majority of the Company's counterparties are rated A or better by Moody's and Standard & Poor's.

     Credit risk related to interest rate caps and floors is measured by replacement cost of the contracts. The replacement cost represents the fair value of the instruments.

     The notional or contract amount of a derivative financial instrument is generally used to calculate the cash flows that are received or paid over the life of the agreement. Notional amounts are not recorded on the balance sheet. Notional amounts far exceed the related credit exposure.

     The Company's holdings of derivative financial instruments are as follows:

                                            Notional         Carrying            Fair         Total Credit
    December 31, 1999                        Amount            Amount            Value          Exposure
    -----------------                       --------         --------           ------        ------------
      Assets:
    Interest rate caps                     $  900,000         $  3,212         $  4,437          $  4,437
        Interest rate floors                2,000,000            8,258            2,251             2,251
     Off balance sheet assets:
        Interest rate swaps                 2,000,000               --           18,274            18,274
                                                             ---------         --------          --------
                                                               $11,470          $24,962           $24,962
                                                               =======          =======           =======


7.   Derivative financial instruments (continued)

                                            Notional         Carrying            Fair         Total Credit
    December 31, 1998                        Amount            Amount            Value           Exposure
    -----------------                       --------         --------           ------        ------------
      Assets:
        Interest rate caps                 $  900,000         $  5,452         $  1,518          $  1,518
        Interest rate floors                1,000,000            6,651           17,798            17,798
      Off balance sheet liabilities:
        Interest rate swaps                 1,000,000               --          (33,500)               --
                                                             ---------        ----------         --------
                                                               $12,103        ($ 14,184)          $19,316
                                                               =======        ===========         =======

     The fair values of derivative financial instruments are based on market values, dealer quotes or pricing models. All interest rate caps, floors and swaps will expire on various dates from 2000 to 2006.

     Interest rate caps, floors and swaps are used to manage the Company's exposure to interest rate risk. These instruments are used primarily to protect the margin between interest rates earned on investments and the interest rates credited to related annuity contract holders.

8.   Fair values of financial instruments

     The Company discloses fair value information for most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. Fair value of life insurance obligations, receivables and all non-financial instruments, such as deferred acquisition costs are excluded. Off-balance sheet intangible assets are also excluded. Management believes the value of excluded assets and liabilities is significant. The fair value of the Company, therefore, cannot be estimated by aggregating the amounts presented.

                                                                                December 31,
                                                                    1999                          1998
                                                         --------------------------      --------------------------
                                                         Carrying          Fair          Carrying         Fair
    Financial Assets                                      Amount          Value           Amount          Value
    ----------------                                     ----------       ---------      ----------      ----------
    Investments:
    Fixed maturities (Note 2):
       Held to maturity                                  $1,006,349        $984,103      $1,081,193      $1,126,732
       Available for sale                                 2,304,487       2,304,487       2,594,858       2,594,858
    Mortgage loans on real estate (Note 2)                  785,253         770,095         815,806         874,064
    Derivative financial instruments (Note 7)                11,470          24,962          12,103          19,316
    Separate account assets (Note 1)                        220,994         220,994         123,185         123,185

    Financial Liabilities
    Future policy benefits for fixed annuities           $3,905,849      $3,778,945      $4,152,059      $4,000,789
    Separate account liabilities                            220,994         209,942         123,185         115,879
    Derivative financial instruments (Note 7)                    --              --              --          33,500

     At December 31, 1999 and 1998, the carrying amount and fair value of future policy benefits for fixed annuities exclude life insurance-related contracts carried at $15,633 and $14,793, respectively. The fair value of these benefits is based on the status of the annuities at December 31, 1999 and 1998.

     The fair values of deferred annuities and separate account liabilities are estimated as the carrying amount less applicable surrender charges. The fair value for annuities in non-life contingent payout status is estimated as the present value of projected benefit payments at rates appropriate for contracts issued in 1999 and 1998.

9.   Commitments and contingencies

     In January 2000, AEFC reached an agreement in principle to settle three class-action lawsuits. The Company had been named as a co-defendant in one of these lawsuits. It is expected the settlement will provide $215 million of benefits to more than 2 million participants. The agreement in principle to settle also provides for release by class members of all insurance and annuity market conduct claims dating back to 1985 and is subject to a number of contingencies including a definitive agreement and court approval. The portion of the settlement allocated to the Company did not have a material impact on the Company's financial position or results from operations.