Form 10-Q
period 2002-03-29
AMERICAN ENTERPRISE MVA ACCOUNT
filed 2002-05-15
CIK 1093644

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly  Report Under  Section 13 or 15(d) of the  Securities  Exchange Act of
1934

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

                        Commission file number 333-65080

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              INDIANA                                         94-2786905
---------------------------------                         ------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

829 AXP FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA                55474
-------------------------------------------------             ---------
  (Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code)    (612) 671-3131
                                                        --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__   No _____

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE PERMITTED ABBREVIATED NARRATIVE DISCLOSURE.

                  AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                    FORM 10-Q

                      For the Quarter Ended March 31, 2002

                                Table of Contents

PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----

   Item 1. Financial Statements

           Consolidated Balance Sheets as of
           March 31, 2002 (unaudited) and
           December 31, 2001                                              3 - 4

           Consolidated Statements of Income for the
           three months ended March 31, 2002 and 2001
           (unaudited)                                                        5

           Consolidated Statements of Cash Flows for the
           three months ended March 31, 2002 and 2001
           (unaudited)                                                    6 - 7

           Notes to Consolidated Financial Statements
           (unaudited)                                                   8 - 10

   Item 2. Management's Discussion and Analysis of
           Consolidated Financial Condition and
           Results of Operations                                        11 - 12

PART II - OTHER INFORMATION                                             13 - 16

SIGNATURES                                                                   17

                           AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                                         (In thousands)


                                                                March 31,            December 31,
ASSETS                                                             2002                  2001
------                                                        ---------------      ------------------
                                                                (unaudited)
Investments:
    Fixed Maturities:
       Available for sale, at fair value (Amortized cost:
            2002, $3,356,634; 2001, $3,282,893)                   $3,328,557              $3,302,753
    Common stocks                                                         --                     344
    Mortgage loans on real estate                                    636,107                 654,209
    Other investments                                                  2,400                   2,400
                                                              ---------------      ------------------

                  Total investments                                3,967,064               3,959,706

Cash and cash equivalents                                            212,219                 260,214

Amounts due from brokers                                                  --                  41,705

Other accounts receivable                                              1,644                   1,812

Accrued investment income                                             43,292                  45,422

Deferred policy acquisition costs                                    226,078                 217,923

Deferred income taxes                                                 48,239                  32,132

Other assets                                                              --                   8,527

Separate account assets                                              743,352                 708,240
                                                              ---------------      ------------------

                  Total assets                                    $5,241,888              $5,275,681
                                                              ===============      ==================

                             AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                     CONSOLIDATED BALANCE SHEETS
                                (In thousands, except share amounts)
                                             (continued)

                                                                  March 31,            December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                 2002                  2001
------------------------------------                             ---------------      -----------------
                                                                  (unaudited)
Liabilities:
    Future policy benefits:
       Fixed annuities                                              $3,912,677             $3,765,679
       Universal life-type insurance                                         5                      3
    Policy claims and other
       policyholders' funds                                             19,058                  2,286
    Amounts due to brokers                                              41,839                225,127
    Other liabilities                                                   38,701                 64,517
    Separate account liabilities                                       743,352                708,240
                                                                ---------------      -----------------

                      Total liabilities                              4,755,632              4,765,852
                                                                ---------------      -----------------

Stockholder's equity:
    Capital stock, $150 par value per share;
       100,000 shares authorized, 20,000 shared
       issued and outstanding                                            3,000                  3,000
    Additional paid-in capital                                         341,827                341,827
    Accumulated other comprehensive (loss) income,
         net of tax:
        Net unrealized securities (losses) gains                       (12,440)                17,655
        Net unrealized derivative losses                               (19,564)               (26,304)
                                                                ----------------     ------------------
            Total accumulated other comprehensive loss                 (32,004)                (8,649)
    Retained earnings                                                  173,433                173,606
                                                                ---------------      -----------------

                      Total stockholder's equity                       486,256                509,829
                                                                ---------------      -----------------

Total liabilities and stockholder's equity                          $5,241,888             $5,275,681
                                                                ===============      =================


                                         See accompanying notes.

                                  AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                (In thousands)
                                                  (unaudited)

                                                                                 Three months ended
                                                                                      March 31,
                                                                           2002                     2001
                                                                      ---------------        -------------------
Revenues:
    Contractholder charges                                                   $ 1,148                   $ 1,746
    Management and other fees                                                  3,419                     2,199
    Net investment income                                                     69,131                    69,460
    Net realized gain (loss) on investments                                       82                   (18,542)
                                                                      -----------------      -------------------
                                   Total revenues                             73,780                    54,863

                                                                      -----------------      -------------------

Benefits and expenses:
    Interest credited on universal life-type
       insurance and investment contracts                                     48,705                    42,473
    Amortization of deferred policy
       acquisition costs                                                       9,706                    12,155
    Other insurance and operating expenses                                    15,917                    11,859
                                                                      ---------------        -------------------
                                   Total benefits and expenses                74,328                    66,487
                                                                      ---------------        -------------------

Loss before income tax benefit                                                  (548)                  (11,624)

Income tax benefit                                                              (125)                   (3,987)
                                                                      ---------------        -------------------

Net loss                                                                     $  (423)                 $ (7,637)
                                                                      ===============        ===================



                                            See accompanying notes.

                            AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           ($thousands)
                                            (unaudited)

                                                                       Three months ended
                                                                            March 31,
                                                                   2002                    2001
                                                              ----------------        ---------------
Cash flows from operating activities:
    Net loss                                                         $ (423)               $(7,637)

    Adjustments to reconcile net loss to
        net cash provided by operating activities:
       Change in accrued investment income                            2,130                  6,660
       Change in other accounts receivable                              168                    (26)
       Change in other assets                                         8,526                  2,791
       Change in deferred policy
           acquisition costs, net                                    (8,155)                (2,118)
       Change in policy claims and other
           policyholders' funds                                      16,772                 (4,004)
       Deferred income taxes                                         (3,326)                (5,077)
       Change in other liabilities                                  (25,816)                 5,225
       Amortization of premium (accretion of discount), net              55                    (58)
       Net realized (gain) loss on investments                          (82)                18,542
       Other, net                                                    (5,861)                 4,514
                                                             -------------------     ----------------

            Net cash (used in) provided by operating               $(16,012)               $18,812
       activities
                                                             -------------------     ----------------

                             AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                             (unaudited)
                                             (continued)

                                                                        Three months ended
                                                                             March 31,
                                                                   2002                   2001
                                                              ----------------      ------------------
Cash flows from investing activities:
    Available-for-sale securities:
       Purchases                                                     (523,078)                (39,196)
       Maturities, sinking fund payments and calls                    128,490                  49,904
       Sales                                                          341,575                  76,926
    Other investments:
       Purchases                                                       (2,007)                 (1,696)
       Sales                                                           17,618                   9,789
    Change in amounts due from broker                                  41,705                    (928)
    Change in amounts due to broker                                  (183,288)                (22,310)
                                                              ------------------      -----------------

         Net cash (used in) provided by investing activities         (178,986)                 72,489
                                                              ------------------      -----------------
Cash flows from financing activities:
    Activity related to universal life-type insurance
     and investment contracts:
       Considerations received                                        242,367                 159,985
       Surrenders and death benefits                                 (144,070)               (250,299)
       Interest credited to account balances                           48,705                  42,471
                                                              ----------------      -------------------

            Net cash provided by (used in) financing
            activities                                                147,001                 (47,843)
                                                              ----------------      --------------------

Net (decrease) increase in cash and cash equivalents                  (47,994)                 43,458

Cash and cash equivalents at beginning of period                      260,214                  34,852
                                                              -----------------      ------------------

Cash and cash equivalents at end of period                           $212,219                 $78,310
                                                              =================      ==================

                                         See accompanying notes.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                 (In thousands)
                                   (unaudited)

1.       General

         In the opinion of the management of American Enterprise Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of March 31, 2002, statements of income for the three months ended March 31, 2002 and 2001 and statements of cash flows for the three months ended March 31, 2002 and 2001.

         American Enterprise Life Insurance Company (the Company) is a stock life insurance company organized under the laws of the State of Indiana. The Company is a wholly-owned subsidiary of IDS Life Insurance Company (IDS Life) which is a wholly-owned subsidiary of American Express Financial Corporation (AEFC). AEFC is a wholly-owned subsidiary of American Express Company. The Company serves residents of 48 states. American Enterprise REO 1, LLC is a wholly-owned subsidiary of the Company.

2.       Comprehensive Income

         Total comprehensive net loss is $23,778 compared to total comprehensive income of $18,023 for the three months ended March 31, 2002 and 2001 respectively.

3.       Statements of cash flows

         Cash paid for interest on borrowings totaled $nil and $15 for the three months ended March 31, 2002, and 2001, respectively. Cash paid for income taxes totaled $21,643 for the three months ended March 31, 2002 compared to cash received of $14,930 for the three months ended March 31, 2001.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)
                                   (continued)


4.       Commitments and contingencies

         Commitments to fund mortgage loan investments in the ordinary course of business at March 31, 2002 aggregated $633.

         The maximum amount of life insurance risk retained by the Company is $750 on any policy insuring a single life and $1,500 on any policy insuring a joint-life combination. The Company retains only 20% of the mortality risk on new variable universal life insurance policies. Risk not retained is reinsured with other life insurance companies, primarily on a yearly renewable term basis. Long-term care policies are primarily reinsured on a coinsurance basis. The Company retains all accidental death benefit, disability income and waiver of premium risk.

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

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)
                                   (continued)


4.       Commitments and contingencies (continued)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001:

Consolidated net loss was $0.4 million for the three months ended March 31, 2002, compared to $7.6 million in 2001. Loss before income taxes totaled $0.5 million in the first quarter 2002, compared with $11.6 million in the first quarter of 2001. The change primarily reflects a net pre-tax loss of $18.5 million from the write-down and sale of certain high-yield securities in the first quarter of 2001.

Premiums received totaled $272 million for the three months ended March 31, 2002, compared to $201 million in 2001. The increase is primarily due to increased sales of fixed annuities.

Contractholder charges decreased 35 percent to $1.1 million for the three months ended March 31, 2002, compared with $1.7 million a year ago, due primarily to a decline in fixed annuity surrenders.

Management and other fees increased to $3.4 million for the three months ended March 31, 2002 compared with $2.2 million a year ago. This was primarily due to an increase in average separate account assets outstanding. The Company receives a mortality and expense risk fee from the separate accounts.

Net investment income remain steady at $69 million for the three months ended March 31, 2002 and 2001.

Net realized gain on investments was $0.1 million for the three months ended March 31, 2001 compared to a net realized loss of $18.5 million a year ago. The 2001 loss was primarily due to the write-down and sale of certain high-yield investments.

Total benefits and expenses were $74 million, an increase of 12 percent from a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, increased 15 percent to $49 million. This was primarily due to higher aggregate amounts of fixed annuities in force. Other insurance and operating expenses increased 34 percent as a result of business growth and technology costs related to growth initiatives.

Amortization of deferred policy acquisition costs (DACs) decreased to $9.7 million for the three months ended March 31, 2002, compared to $12.2 million a year ago. The decline was due primarily to improved persistency of fixed deferred annuity business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The liquidity requirements of the Company are met by funds provided by annuity considerations, capital contributions, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investment principal.

The primary uses of funds are policy benefits, commissions and operating expenses and investment purchases.

The Company has an available line of credit with AEFC aggregating $50 million. The line of credit is used strictly as a short-term source of funds. No borrowings were outstanding under the agreement at March 31, 2002. The Company also uses reverse repurchase agreements for short term liquidity needs.

At March 31, 2002, approximately 4 percent of the Company's investments in fixed maturities were below investment grade bonds. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

At March 31, 2002, the Company had a reserve for losses on mortgage loans of $6 million.

Forward-Looking Statements

Certain statements in the management's discussion and analysis of consolidated financial condition and results of operations section of this Form 10-Q contain forward-looking statements which are subject to risks and uncertainties that could cause results to differ materially from such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. Important factors that could cause actual results to differ materially from the Company's forward-looking statements include, among other things, changes in the ability of issuers of investment securities held by the Company to meet their debt obligations, which could result in further losses in the Company's investment portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  Reference is made to Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended March 31, 2002.

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.


Item 5.           OTHER INFORMATION

                  Not applicable.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits

                    3.1 Copy of Certificate of Incorporation of IDS Life Insurance Company filed electronically as Exhibit 3.1 to Post Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated herein by reference.

                    3.2 Copy of the Amended By-laws of IDS Life Insurance Company filed electronically as Exhibit 3.2 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated herein by reference.

                    3.3 Copy of Resolution of the Board of Directors of IDS Life Insurance Company, dated May 5, 1989, establishing IDS Life Account MGA filed electronically as Exhibit
                         3.3 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated herein by reference.

                    4.1 Copy of Non-tax qualified Group Annuity Contract, Form 30363C, filed electronically as Exhibit 4.1 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated herein by reference.

                    4.2 Copy of Non-tax qualified Group Annuity Certificate, Form 30360C, filed electronically as Exhibit 4.2 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated herein by reference.

                    4.3 Copy of Endorsement No. 30340C-GP to the Group Annuity Contract filed electronically as Exhibit 4.3 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated herein by reference.

                    4.4 Copy of Endorsement No. 30340C to the Group Annuity Certificate filed electronically as Exhibit 4.4 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated herein by reference.

                    4.5 Copy of Tax qualified Group Annuity Contract, Form 30369C, filed electronically as Exhibit 4.5 to Post-Effective Amendment No. 10 to Registration Statement No. 33-28976 is incorporated herein by reference.

                    4.6 Copy of Tax qualified Group Annuity Certificate, Form 30368C, filed electronically as Exhibit 4.6 to Post-Effective Amendment No. 10 to Registration Statement No. 33-28976 is incorporated herein by reference.

                    4.7 Copy of Group IRA Annuity Contract, Form 30372C, filed electronically as Exhibit 4.7 to Post-Effective Amendment No. 10 to Registration Statement No. 33-28976 is incorporated herein by reference.

                    4.8 Copy of Group IRA Annuity Certificate, Form 30371C, filed electronically as Exhibit 4.8 to Post-Effective Amendment No. 10 to Registration Statement No. 33-28976 is incorporated herein by reference.

                    4.9 Copy of Non-tax qualified Individual Annuity Contract, Form 30365D, filed electronically as Exhibit 4.9 to Post-Effective Amendment No. 10 to Registration Statement No. 33-28976 is incorporated herein by reference.

                    4.10 Copy of Endorsement No. 30379 to the Individual Annuity
                         Contract,  filed  electronically  as  Exhibit  4.10  to
                         Post-Effective Amendment No. 10 to Registration Statement No. 33-28976 is incorporated herein by reference.

                    4.11 Copy of Tax qualified Individual Annuity Contract, Form
                         30370C,   filed   electronically  as  Exhibit  4.11  to
                         Post-Effective Amendment No. 10 to Registration Statement No. 33-28976 is incorporated herein by reference.

                    4.12 Copy of Individual IRA Annuity  Contract,  Form 30373C,
                         filed electronically as Exhibit 4.12 to Post-Effective Amendment No. 10 to Registration Statement No. 33-28976 is incorporated herein by reference.

                    4.13 Copy of Endorsement No. 33007 filed  electronically  as
                         Exhibit 4.13 to Post-Effective Amendment No. 12 to Registration Statement No. 33-28976 is incorporated herein by reference.

                    4.14 Copy of Group  Annuity  Contract,  Form  30363D,  filed electronically as Exhibit 4.1 to Post-Effective Amendment No. 2 to Registration Statement No. 33-50968 is incorporated herein by reference.

                    4.15 Copy of Group Annuity  Certificate,  Form 30360D, filed electronically as Exhibit 4.2 to Post-Effective Amendment No. 2 to Registration Statement No. 33-50968 is incorporated herein by reference.

                    4.16 Form of Deferred Annuity Contract,  Form 30365E,  filed electronically as Exhibit 4.3 to Post-Effective Amendment No. 2 to Registration Statement No. 33-50968 is incorporated herein by reference.

                    4.17 Copy of Group Deferred Variable Annuity Contract,  Form
                         34660,   filed   electronically   as  Exhibit   4.1  to
                         Post-Effective Amendment No. 2 to Registration Statement No. 33-48701 is incorporated herein by reference.

                    4.18 Copy of Non-tax qualified Group Annuity Contract,  Form
                         33111, filed electronically as Exhibit 4.1 to Registration Statement No. 333-42793 is incorporated herein by reference.

                    4.19 Copy of Non-tax  qualified  Group Annuity  Certificate,
                         Form 33114, filed electronically as Exhibit 4.2 to Registration Statement No. 333-42793 is incorporated herein by reference.

                    4.20 Copy of Tax  qualified  Group  Annuity  Contract,  Form
                         33112, filed electronically as Exhibit 4.3 to Registration Statement No. 333-42793 is incorporated herein by reference.

                    4.21 Copy of Tax qualified Group Annuity  Certificate,  Form
                         33115, filed electronically as Exhibit 4.4 to Registration Statement No. 333-42793 is incorporated herein by reference.

                    4.22 Copy of Group IRA Annuity Contract,  Form 33113,  filed electronically as Exhibit 4.5 to Registration Statement No. 333-42793 is incorporated herein by reference.

                    4.23 Copy of Group  IRA  Annuity  Certificate,  Form  33116,
                         filed electronically as Exhibit 4.6 to Registration Statement No. 333-42793 is incorporated herein by reference.

                    4.24 Copy of Non-tax qualified  Individual Annuity Contract,
                         Form 30484, filed electronically as Exhibit 4.7 to Post-Effective Amendment No. 1 to Registration Statement No. 333-42793 is incorporated herein by reference.

                    4.25 Copy of Tax qualified Individual Annuity Contract, Form
                         30485,   filed   electronically   as  Exhibit   4.8  to
                         Post-Effective Amendment No. 1 to Registration Statement No. 333-42793 is incorporated herein by reference.

                    4.26 Copy of  Individual  IRA  Contract,  Form 30486,  filed electronically as Exhibit 4.9 to Post-Effective Amendment No. 1 to Registration Statement No. 333-42793 is incorporated herein by reference.

                    21.  Copy of List of Subsidiaries  filed  electronically  as
                         Exhibit 21 to Post-Effective Amendment No. 7 to Registration Statement No. 33-28976 is herein incorporated by reference.

                    27.  Financial   data   schedule  is  filed   electronically
                         herewith.

                        (b) No reports on Form 8-K were required to be filed by the Company for the three months ended
                             March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                                AMERICAN ENTERPRISE LIFE
                                          INSURANCE COMPANY

BY                                    /s/ Philip C. Wentzel
                                      ---------------------
NAME AND TITLE                            Philip C. Wentzel
                                          Vice President and Controller
DATE                                      May 11, 2002