Form 10-Q
period 2002-06-30
AMERICAN ENTERPRISE MVA ACCOUNT
filed 2002-08-14
CIK 1093644

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                        Commission file number 333-65080

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              INDIANA                                            94-2786905
--------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


829 AXP FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA                     55474
-------------------------------------------------                -------------
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

                       For the Quarter Ended June 30, 2002

                                Table of Contents

PART I - FINANCIAL INFORMATION                                         Page
                                                                       ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  June 30, 2002 (unaudited) and
                  December 31, 2001                                   3 - 4

                  Consolidated Statements of Income for the
                  three and six months ended June 30, 2002 and 2001
                  (unaudited)                                         5 - 6

                  Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2002 and 2001
                  (unaudited)                                         7 - 8

                  Notes to Consolidated Financial Statements
                  (unaudited)                                        9 - 11

         Item 2.  Management's Discussion and Analysis of
                  Consolidated Financial Condition and
                  Results of Operations                             12 - 14

PART II - OTHER INFORMATION                                         15 - 21

SIGNATURES                                                               22

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                         June 30,   December 31,
ASSETS                                                     2002         2001
                                                       (unaudited)
Investments:
    Available for sale:
       Fixed maturities, at fair value (Amortized cost:
            2002, $3,733,202; 2001, $3,282,893)         $3,795,802    $3,302,753
        Common stocks, at fair value
        (Cost: 2002, $0; 2001, $172)                            --           344
    Mortgage loans on real estate                          617,621       654,209
    Other investments                                        2,400         2,400
                                                       -----------    ----------

                  Total investments                      4,415,823     3,959,706

Cash and cash equivalents                                  237,761       260,214

Amounts due from brokers                                        59        41,705

Other accounts receivable                                    1,835         1,812

Accrued investment income                                   48,138        45,422

Deferred policy acquisition costs                          239,107       217,923

Deferred income taxes                                       28,898        32,132

Other assets                                                    --         8,527

Separate account assets                                    679,890       708,240
                                                       -----------    ----------

                  Total assets                          $5,651,511    $5,275,681
                                                       ===========    ==========

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (continued)

                                                                       June 30,     December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                     2002           2001
                                                                     (unaudited)
Liabilities:
    Future policy benefits:
       Fixed annuities                                               $4,170,105      $3,765,679
       Universal life-type insurance                                          7               3
    Policy claims and other
       policyholders' funds                                              12,676           2,286
    Amounts due to brokers                                              202,309         225,127
    Other liabilities                                                    55,755          64,517
    Separate account liabilities                                        679,890         708,240
                                                                     -----------     -----------

                      Total liabilities                               5,120,742       4,765,852
                                                                     -----------     -----------

Stockholder's equity:
    Capital stock, $150 par value per share;
       100,000 shares authorized, 20,000 shares
       issued and outstanding                                             3,000           3,000
    Additional paid-in capital                                          341,872         341,872
    Accumulated other comprehensive income (loss),
         net of tax:
        Net unrealized securities gains                                  40,690          13,021
        Net unrealized derivative losses                                (17,458)        (21,670)
                                                                     -----------     -----------
            Total accumulated other comprehensive income (loss)          23,232          (8,649)
    Retained earnings                                                   162,665         173,606
                                                                     -----------     -----------

                      Total stockholder's equity                        530,769         509,829
                                                                     -----------     -----------

Total liabilities and stockholder's equity                           $5,651,511      $5,275,681
                                                                     ===========     ===========

                             See accompanying notes.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)
                                   (unaudited)
                                                                         Three months ended
                                                                               June 30,
                                                                         2002            2001
Revenues:
    Contractholder charges                                            $  1,740       $  1,308
    Mortality, expense risk and other fees                               3,394          2,484
    Net investment income                                               70,719         63,600
    Net realized loss on investments                                    (3,642)       (66,257)
                                                                      ---------       ---------
                                   Total revenues                       72,211          1,135
                                                                      ---------       ---------
Benefits and expenses:
    Interest credited on universal life-type
       insurance and investment contracts                               50,290         47,875
    Amortization of deferred policy
       acquisition costs                                                11,000         10,795
    Other insurance and operating expenses                              27,395          1,781
                                                                      ---------       ---------
                                   Total benefits and expenses          88,685         60,451
                                                                      ---------       ---------

Loss before income tax benefit                                         (16,474)       (59,316)

Income tax benefit                                                      (5,752)       (20,631)
                                                                      ---------       ---------

Net loss                                                              $(10,722)      $(38,685)
                                                                      =========      ==========

                             See accompanying notes.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)
                                   (unaudited)
                                                                           Six months ended
                                                                               June 30,
                                                                         2002            2001
Revenues:
    Contractholder charges                                            $  2,888         $  3,054
    Mortality, expense risk and other fees                               6,813            4,683
    Net investment income                                              139,850          133,060
    Net realized loss on investments                                    (3,560)         (84,799)
                                                                     ----------         --------
                                   Total revenues                      145,991           55,998
                                                                     ----------         --------

Benefits and expenses:
    Interest credited on universal life-type
       insurance and investment contracts                               98,995           90,348
    Amortization of deferred policy
       acquisition costs                                                20,706           22,950
    Other insurance and operating expenses                              43,312           13,640
                                                                     ----------         --------
                                   Total benefits and expenses         163,013          126,938
                                                                     ----------         --------

Loss before income tax benefit                                         (17,022)         (70,940)

Income tax benefit                                                      (5,877)         (24,618)
                                                                     ----------         --------

Net loss                                                              $(11,145)        $(46,322)
                                                                     ==========         ========

                             See accompanying notes.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)
                                                                           Six months ended
                                                                               June 30,
                                                                            2002      2001
Cash flows from operating activities:
    Net loss                                                            $(11,145)   $(46,322)

    Adjustments to reconcile net loss to
        net cash (used in) provided by operating activities:
       Change in accrued investment income                                (2,716)      5,577
       Change in other accounts receivable                                   (23)       (203)
       Change in other assets                                              8,527       2,759
       Change in deferred policy
           acquisition costs, net                                        (21,184)     (8,748)
       Change in policy claims and other
           policyholders' funds                                           10,390      (5,859)
       Deferred income taxes                                             (13,727)    (27,825)
       Change in other liabilities                                        (8,762)     19,033
       Amortization of premium (accretion of discount), net                  127        (172)
       Net realized loss on investments                                    3,560      84,799
       Other, net                                                          5,794       6,908
                                                                        ---------   ---------

            Net cash (used in) provided by operating  activities        $(29,159)   $ 29,947
                                                                        ---------   ---------

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)
                                   (continued)
                                                                     Six months ended
                                                                          June 30,
                                                                    2002          2001
Cash flows from investing activities:
    Fixed maturities available-for-sale:
       Purchases                                                 $(1,163,750)   $(454,647)
       Maturities, sinking fund payments and calls                   242,841      152,741
       Sales                                                         470,898      280,650
    Other investments:
       Purchases                                                      (2,691)      (5,054)
       Sales                                                          36,147       30,765
    Change in amounts due from broker                                 41,646         (332)
    Change in amounts due to broker                                  (22,818)      19,840
                                                                 ------------   ----------

         Net cash (used in) provided by investing activities        (397,727)      23,963
                                                                 ------------   ----------
Cash flows from financing activities:
    Activity related to universal life-type insurance
    and investment contracts:
       Considerations received                                       593,172      357,244
       Surrenders and death benefits                                (287,734)    (439,503)
       Interest credited to account balances                          98,995       90,348
                                                                 ------------  ----------

            Net cash provided by financing activities                404,433        8,089
                                                                 ------------  ----------

Net (decrease) increase in cash and cash equivalents                 (22,453)      61,999

Cash and cash equivalents at beginning of period                     260,214       34,852
                                                                 ------------  ----------

Cash and cash equivalents at end of period                       $   237,761   $  96,851
                                                                 ============  ==========

                             See accompanying notes.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002
                                 (In thousands)
                                   (unaudited)

1.       General

         In the opinion of the management of American Enterprise Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of June 30, 2002, statements of income for the three months and six months ended June 30, 2002 and 2001 and statements of cash flows for the six months ended June 30, 2002 and 2001. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

2.       Comprehensive Income

         Total comprehensive income (loss) was $44,514 and $(19,692) for the three months and $20,736 and $(1,669) for the six months ended June 30, 2002 and 2001, respectively.

3.       Statements of cash flows

         Cash paid for interest on borrowings totaled $nil and $18 for the six months ended June 30, 2002, and 2001, respectively. Cash paid for income taxes totaled $24,208 for the six months ended June 30, 2002 compared to cash received of $26,734 for the six months ended June 30, 2001.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)
                                   (continued)


4.       Commitments and contingencies

         The Company had no commitments to fund mortgage loan investments in the ordinary course of business at June 30, 2002.

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

         The outcome of any litigation or threatened litigation cannot be predicted with any certainty. However, in the aggregate, the Company does not consider any lawsuits in which it is named as a defendant to have a material impact on the Company's financial position or operating results.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001:

Consolidated net loss was $11 million for the six months ended June 30, 2002, compared to $46 million in 2001. Loss before income taxes totaled $17 million in the first six months of 2002, compared with $71 million in the first six months of 2001. The change primarily reflects a net pre-tax loss of $85 million from the write-down and sale of certain high-yield securities in the first six months of 2001.

Premiums received totaled $651 million for the six months ended June 30, 2002, compared to $433 million in 2001. The increase is primarily due to increased sales of fixed annuities.

Contractholder charges decreased 5 percent to $2.9 million for the six months ended June 30, 2002, compared with $3.1 million a year ago, due primarily to a decline in fixed annuity surrenders and lapses.

Mortality, expense risk and other fees increased to $6.8 million for the six months ended June 30, 2002 compared with $4.7 million a year ago. This was primarily due to an increase in average separate account assets outstanding. The Company receives a mortality and expense risk fee from the separate accounts.

Net investment income increased to $140 million for the six months ended
June 30, 2002 compared with $133 million a year ago. This increase was primarily due to credit-related yield adjustments on fixed maturity investments in 2001 and higher average portfolio balances, partially offset by lower portfolio rates.

Net realized loss on investments was $3.6 million for the six months ended June 30, 2002 compared to a net realized loss of $85 million a year ago. The 2001 loss was primarily due to the write-down and sale of certain high-yield investments.

Total benefits and expenses were $163 million, an increase of 28 percent from a year ago. The largest component of expenses, interest credited on universal-life type insurance and investment contracts, increased 10 percent to $99 million. This was primarily due to higher aggregate amounts of fixed annuities in force, partially offset by a decrease in the rate of interest credited to annuity contracts due to declining interest rates. The decreased interest rates also resulted in a significant decrease in the market value of interest rate swaps, reflected in the increase in Other insurance and operating expenses. The Company enters into pay-fixed, receive-variable interest rate swaps to protect the margin between interest rates earned on investments and the interest rates credited to annuity contract holders (interest margins). The swaps are economic hedges that are not designated for hedge accounting treatment under SFAS No.
133. If interest rates remain at current levels, the decrease in the value of the interest rate swaps recognized currently will be approximately offset in the future by increases in interest margins.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amortization of deferred policy acquisition costs (DACs) decreased to $21 million for the six months ended June 30, 2002, compared to $23 million a year ago. The decline was due primarily to improved persistency of fixed deferred annuity business.

IMPACT OF RECENT MARKET VOLATILITY ON RESULTS OF OPERATIONS

Various aspects of the Company's business are impacted by equity market levels and other market-based events. Two areas in particular involve DAC and structured investments. Each quarter management evaluates various factors, and makes certain assumptions based on those factors, to determine the proper amortization schedule for the Company's DAC, including mortality rates, product persistency rates, maintenance expense levels, interest margins, and market performance with respect to variable products. Changes in these factors can affect management's assumptions in various ways. Depending on the direction and magnitude of the changes they can increase or decrease DAC expense levels and results of operations in any particular quarter. Similarly, the value of the Company's structured investment portfolio is impacted by various market factors. These investments include collateralized debt obligations and structured loan trusts (backed by high-yield bonds and bank loans, respectively), which are held by the Company through interests in special purpose entities. The carrying value of these investments is based on cash flow projections, which are affected by factors such as default rates, persistency of defaults, recovery rates and interest rates, among others. The valuation of these investments assumes high levels of defaults through 2002, relative to historical default rates. Persistency or increases in these default rates could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations. Conversely, a decline in the default rates would benefit future results of operations.

Liquidity and Capital Resources

The liquidity requirements of the Company are met by funds provided by annuity considerations, capital contributions, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investment principal.

The primary uses of funds are policy benefits, commissions and operating expenses and investment purchases.

The Company has an available line of credit with AEFC aggregating $50 million. The line of credit is used strictly as a short-term source of funds. No borrowings were outstanding under the agreement at June 30, 2002. The Company also uses reverse repurchase agreements for short term liquidity needs. There were no outstanding reverse repurchase agreements at June 30, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 2002, approximately 4 percent of the Company's investments in fixed maturities were below investment grade bonds. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

At June 30, 2002, the Company had a reserve for losses on mortgage loans of $8 million.

Forward-Looking Statements

Certain statements in the management's discussion and analysis of consolidated financial condition and results of operations section of this Form 10-Q contain forward-looking statements which are subject to risks and uncertainties that could cause results to differ materially from such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. Important factors that could cause actual results to differ materially from the Company's forward-looking statements include, among other things, fluctuations in the equity and interest rate environment and changes in the ability of issuers of investment securities held by the Company to meet their debt obligations, which could result in further losses in the Company's investment portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Reference is made to Note 4 of the Notes to Consolidated
         Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended June 30, 2002.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


Item 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a)   Exhibits

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

         4.9 Form of Enhanced Death Benefit Rider for the Wells Fargo Advantage(SM) Variable Annuity, the Wells Fargo Advantage(SM) Builder Variable Annuity and the American Express FlexChoice(SM) Variable Annuity contracts (form 4213), filed electronically as
               Exhibit 4.3 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-85567 on form N-4, filed on or about Nov. 4, 1999, is incorporated by reference.

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

         4.19 Form of Maximum Anniversary Value Death Benefit Rider for the American Express New Solutions (SM) Variable Annuity (form
               240346), filed electronically as Exhibit 4.3 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-92297, filed on or about February 11, 2000, is incorporated by reference.

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

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were required to be filed by the Company for the six months ended June 30, 2002.

Item 7.  Exhibits 99.1 and 99.2

          Certification pursuant to 18 U.S.C. Section 1350, see the attached certification forms as as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT          AMERICAN ENTERPRISE LIFE
                    INSURANCE COMPANY


BY              /s/ Philip C. Wentzel
                -----------------------
NAME AND TITLE      Philip C. Wentzel
                    Vice President and Controller



BY              /s/ Carol Holton
                ------------------------
NAME AND TITLE      Carol Holton
                    Chief Executive Officer

DATE                August 13, 2002