Form 10-Q
period 2002-09-30
AMERICAN ENTERPRISE MVA ACCOUNT
filed 2002-11-14
CIK 1093644

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

                For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

                        Commission file number 333-65080

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               INDIANA                                   94-2786905
-------------------------------------             --------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


 829 AXP FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA             55474
 ------------------------------------------------          ------------
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

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2002

                                Table of Contents

PART I - FINANCIAL INFORMATION                                         Page
                                                                       ----
         Item 1. Financial Statements

         Consolidated Balance Sheets as of
         September 30, 2002 (unaudited) and
         December 31, 2001                                            3 - 4

         Consolidated Statements of Income for the
         three and nine months ended September 30, 2002
         and 2001 (unaudited)                                         5 - 6

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2002 and 2001
         (unaudited)                                                  7 - 8

         Notes to Consolidated Financial Statements
         (unaudited)                                                 9 - 11

         Item 2. Management's Discussion and Analysis of
         Consolidated Financial Condition and
         Results of Operations                                      12 - 16

PART II - OTHER INFORMATION                                         17 - 23

SIGNATURES                                                               24

EXHIBITS                                                            25 - 30

                             AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                    CONSOLIDATED BALANCE SHEETS
                                           (In thousands)

                                                               September 30,         December 31,
ASSETS                                                             2002                  2001
------
                                                                (unaudited)
                                                              ----------------     ------------------
Investments:
    Available for sale:
       Fixed maturities, at fair value (Amortized cost:
            2002, $3,934,219; 2001, $3,282,893)                    $4,101,039             $3,302,753
        Common stocks, at fair value
             (Cost: 2002, $0; 2001, $172)                                  --                    344
    Mortgage loans on real estate                                     601,867                654,209
    Other investments                                                   2,400                  2,400
                                                              ----------------     ------------------

                  Total investments                                 4,705,306              3,959,706

Cash and cash equivalents                                             701,650                260,214

Amounts due from brokers                                                   --                 41,705

Other accounts receivable                                               1,551                  1,812

Accrued investment income                                              45,837                 45,422

Deferred policy acquisition costs                                     260,506                217,923

Deferred income taxes                                                      --                 32,132

Other assets                                                               14                  8,527

Separate account assets                                               662,034                708,240
                                                              ----------------     ------------------

                  Total assets                                     $6,376,898             $5,275,681
                                                              ================     ==================

                             AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                     CONSOLIDATED BALANCE SHEETS
                                (In thousands, except share amounts)
                                             (continued)

                                                                      September 30,          December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                       2002                  2001
------------------------------------
                                                                       (unaudited)
                                                                      ---------------      -----------------
Liabilities:
    Future policy benefits:
       Fixed annuities                                                   $4,943,734             $3,765,679
       Universal life-type insurance                                             12                      3
    Policy claims and other
       policyholders' funds                                                  60,487                  2,286
    Amounts due to brokers                                                   42,736                225,127
    Deferred income taxes                                                    14,634                     --
    Other liabilities                                                        66,415                 64,517
    Separate account liabilities                                            662,034                708,240
                                                                     ---------------      -----------------

                      Total liabilities                                   5,790,052              4,765,852
                                                                     ---------------      -----------------

Stockholder's equity:
    Capital stock, $150 par value per share;
       100,000 shares authorized, 20,000 shares
       issued and outstanding                                                 3,000                  3,000
    Additional paid-in capital                                              341,872                341,872
    Accumulated other comprehensive income (loss),
             net of tax:
             Net unrealized securities gains                                108,433                 13,021
             Net unrealized derivative losses                               (15,338)               (21,670)
                                                                     ----------------     ------------------
             Total accumulated other comprehensive income (loss)             93,095                 (8,649)

    Retained earnings                                                       148,879                173,606
                                                                     ---------------      -----------------

                      Total stockholder's equity                            586,846                509,829
                                                                     ---------------      -----------------

Total liabilities and stockholder's equity                               $6,376,898             $5,275,681
                                                                     ===============      =================

                             See accompanying notes.

                                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                 (In thousands)
                                                  (unaudited)

                                                                                  Three months ended
                                                                                    September 30,
                                                                           2002                       2001
                                                                      ---------------           -----------------
Revenues:
    Contractholder charges                                                $  1,890                  $  1,465
    Mortality, expense risk and other fees                                   2,925                     2,735
    Net investment income                                                   74,178                    69,230
    Net realized gain (loss) on investments                                  2,785                    (5,945)
                                                                          ---------                 ---------
                                   Total revenues                           81,778                    67,485
                                                                          ---------                 ---------

Benefits and expenses:
    Interest credited on universal life-type
       insurance and investment contracts                                   52,884                    47,068
    Amortization of deferred policy
       acquisition costs                                                    16,142                    11,039
    Other insurance and operating expenses                                  34,506                    25,696
                                                                          ---------                 ---------
                                   Total benefits and expenses             103,532                    83,803
                                                                          ---------                 ---------

Loss before income tax benefit                                             (21,754)                  (16,318)

Income tax benefit                                                          (7,965)                   (5,766)
                                                                          ---------                 ---------

Net loss                                                                  $(13,789)                 $(10,552)
                                                                          =========                 =========

                                            See accompanying notes.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)
                                   (unaudited)

                                                                                  Nine months ended
                                                                                    September 30,
                                                                           2002                       2001
                                                                      ---------------           -----------------
Revenues:
    Contractholder charges                                                $  4,778                   $  4,516
    Mortality, expense risk and other fees                                   9,738                      7,417
    Net investment income                                                  214,028                    202,290
    Net realized loss on investments                                          (775)                   (90,744)
                                                                         ----------                 ----------
                                   Total revenues                          227,769                    123,479
                                                                         ----------                 ----------

Benefits and expenses:
    Interest credited on universal life-type
       insurance and investment contracts                                  151,879                    137,416
    Amortization of deferred policy
       acquisition costs                                                    36,848                     33,989
    Other insurance and operating expenses                                  77,818                     39,336
                                                                         ----------                 ----------
                                   Total benefits and expenses             266,545                    210,741
                                                                         ----------                 ----------

Loss before income tax benefit                                             (38,776)                   (87,262)

Income tax benefit                                                         (13,842)                   (30,384)
                                                                         ----------                 ----------

Net loss                                                                  $(24,934)                  $(56,878)
                                                                         ==========                 ==========

                                            See accompanying notes.

                            AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In thousands)
                                            (unaudited)

                                                                        Nine months ended
                                                                          September 30,
                                                                   2002                    2001
                                                              ----------------        ---------------
Cash flows from operating activities:
    Net loss                                                       $(24,934)             $(56,878)
    Adjustments to reconcile net loss to
       net cash provided by operating activities:
       Change in accrued investment income                             (415)                9,821
       Change in other accounts receivable                              261                  (175)
       Change in other assets                                         8,513               (11,364)
       Change in deferred policy
           acquisition costs, net                                   (42,583)              (13,973)
       Change in policy claims and other
           policyholders' funds                                      58,201                (1,171)
       Deferred income taxes                                         (7,814)               13,073
       Change in other liabilities                                    1,898                33,901
       Amortization of premium, net                                     169                13,543
       Net realized loss on investments                                 775                90,744
       Other, net                                                     8,920               (14,350)
                                                                   ----------            ---------

                Net cash provided by operating activities          $  2,991               $63,171
                                                                   ----------            ---------

                          AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                             (unaudited)
                                             (continued)

                                                                         Nine months ended
                                                                           September 30,
                                                                   2002                   2001
                                                              ----------------      ------------------
Cash flows from investing activities:
    Fixed maturities available-for-sale:
       Purchases                                                 $(1,733,730)          $(832,391)
       Maturities, sinking fund payments and calls                   345,274             248,869
       Sales                                                         741,768             482,519
    Other investments:
       Purchases                                                      (2,691)             (6,207)
       Sales                                                          50,437              43,693
    Change in amounts due from broker                                 41,705                 961
    Change in amounts due to broker                                 (182,391)            (15,864)
                                                                 ------------          ----------

             Net cash used in investing activities                  (739,628)            (78,420)
                                                                 ------------          ----------

Cash flows from financing activities:
    Activity related to universal life-type insurance
    and investment contracts:
       Considerations received                                     1,465,983             561,392
       Surrenders and death benefits                                (439,789)           (610,839)
       Interest credited to account balances                         151,879             136,422
                                                                 ------------         -----------

                Net cash provided by financing activities          1,178,073              86,975
                                                                 ------------         -----------

Net increase in cash and cash equivalents                            441,436              71,726

Cash and cash equivalents at beginning of period                     260,214              34,852
                                                                 ------------          ----------

Cash and cash equivalents at end of period                       $   701,650            $106,578
                                                                 ============          ==========

                                         See accompanying notes.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                 (In thousands)
                                   (unaudited)

1.       General

         The interim financial information in this report has not been audited. In the opinion of the management of American Enterprise Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of September 30, 2002, statements of income for the three months and nine months ended September 30, 2002 and 2001 and statements of cash flows for the nine months ended September 30, 2002 and 2001. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. The consolidated financial statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of the Company for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform to the current year's presentation.

         The Company is a stock life insurance company organized under the laws of the State of Indiana. The Company is a wholly-owned subsidiary of IDS Life Insurance Company (IDS Life) which is a wholly-owned subsidiary of American Express Financial Corporation (AEFC). AEFC is a wholly-owned subsidiary of American Express Company. The Company serves residents of 48 states. American Enterprise REO 1, LLC is a wholly-owned subsidiary of the Company.

2.       Comprehensive Income

         Total comprehensive income was $56,074 and $41,297 for the three months and $76,810 and $39,624 for the nine months ended September 30, 2002 and 2001, respectively. The significant difference between net loss and total other comprehensive income is a result of unrealized gains that arose during the year on fixed maturity holdings.

3.       Statements of cash flows

         Cash paid for interest on borrowings totaled $nil and $15 for the nine months ended September 30, 2002, and 2001, respectively. Cash paid for income taxes totaled $19,417 for the nine months ended September 30, 2002 compared to cash received of $27,192 for the nine months ended September 30, 2001.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)
                                   (continued)

4.       Accounting developments

         The Financial Accounting Standards Board is currently considering rules that could affect the future accounting for special purpose vehicles. Such vehicles could potentially include collateralized debt obligations, structured loan trusts, mutual funds, hedge funds and limited partnerships. The effect could include adjustments to current carrying values and/or consolidation of underlying assets and liabilities. While such rules would not change the economic value inherent in these operations, the financial statement effect of any changes cannot be determined until the rules are finalized.

5.       Commitments and contingencies

         Commitments to fund mortgage loan investments in the ordinary course of business at September 30, 2002 aggregated $1,200.

         The maximum amount of life insurance risk retained by the Company is $750 on any policy insuring a single life and $1,500 on any policy insuring a joint-life combination. Risk not retained is reinsured with other life insurance companies, primarily on a yearly renewable term basis. The Company retains all accidental death benefit and waiver of premium risk.

          In recent years, life insurance companies have been named defendants in lawsuits, including class action lawsuits, alleging improper life insurance sales practices, alleged agent misconduct, failure to properly supervise agents and other matters relating to life insurance policies and annuity contracts. The Company's parent, IDS Life, was named a defendant in three purported class-action lawsuits. A fourth lawsuit alleging the same allegation was also filed in federal court. The Company is a named defendant in one of the state filed lawsuits and the federal lawsuit. These class action lawsuits included allegations of improper insurance and annuity sales practices including improper replacement of existing annuity contracts and insurance policies, improper use of annuities to fund tax deferred contributory retirement plans, alleged agent misconduct, failure to properly supervise agents and other matters relating to life insurance policies and annuity contracts. In January 2000, we reached an agreement in principle to settle the three class action lawsuits, including the one described above. It is expected the settlement will provide $215 million of benefits to more than two million participants in exchange for a release by class members of all insurance and annuity market conduct claims dating back to 1985. The settlement received court approval. Implementation of the settlement commenced October 15, 2001.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)
                                   (continued)

5.       Commitments and contingencies (continued)

         Numerous individuals opted out of the settlement described above and therefore did not release their claims against AEFC and its subsidiaries. Some of these class members who opted out were represented by counsel and presented separate claims to the Company. Most of their claims have been settled.

         The outcome of any litigation or threatened litigation cannot be predicted with any certainty. However, in the aggregate, the Company does not consider any lawsuits in which it is named as a defendant to have a material impact on the Company's financial position or operating results.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001:

Consolidated net loss was $25 million for the nine months ended September 30, 2002, compared to $57 million in 2001. Loss before income taxes totaled $39 million in the first nine months of 2002, compared with $87 million in the first nine months of 2001. The change primarily reflects a net pre-tax loss of $85 million from the write-down and sale of certain high-yield securities in the first nine months of 2001, primarily offset by an increase in total benefits and corporate expenses in 2002.

Deposits received totaled $1.5 billion for the nine months ended September 30, 2002, compared to $673 million in 2001. The increase is primarily due to increased sales of fixed annuities.

Contractholder charges increased 6 percent to $4.8 million for the nine months ended September 30, 2002, compared with $4.5 million for the nine months ended September 30, 2001, due primarily to an increase in variable annuity surrender charges.

Mortality, expense risk and other fees increased to $9.7 million for the nine months ended September 30, 2002 compared with $7.4 million a year ago. This was primarily due to an increase in average separate account assets outstanding. The Company receives a mortality and expense risk fee from the separate accounts.

Net investment income increased to $214 million for the nine months ended September 30, 2002 compared with $202 million a year ago. This increase was primarily due to credit-related yield adjustments on fixed maturity investments in 2001 and higher average portfolio balances, partially offset by lower portfolio yields in 2002.

Net realized loss on investments was $.8 million for the nine months ended September 30, 2002 compared to a net realized loss of $91 million a year ago. The 2001 loss was primarily due to the write-down and sale of certain high-yield investments.

Total benefits and expenses were $267 million, an increase of 26 percent from a year ago. The largest component of expenses, interest credited on universal-life type insurance and investment contracts, increased 11 percent to $152 million. This was primarily due to higher aggregate amounts of fixed annuities in force, partially offset by a decrease in the rate of interest credited to annuity contracts due to declining interest rates. The decreased interest rates also resulted in a significant decrease in the market value of interest rate swaps, which is the primary driver of the increase in other insurance and operating expenses. The Company enters into pay-fixed, receive-variable interest rate swaps to protect the margin between interest rates earned on investments and the interest rates credited to annuity contract holders (interest margins).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The swaps are economic hedges that are not designated for hedge accounting treatment under SFAS No. 133. If interest rates remain at current levels, the decrease in the value of the interest rate swaps recognized currently will be approximately offset in the future by increases in interest margins. Other insurance and operating expenses also includes an increase of $1 million due to greater guaranteed minimum death benefits paid this year ($2 million) versus last year ($1 million).

Amortization of deferred policy acquisition costs (DACs) increased to $37 million for the nine months ended September 30, 2002, compared to $34 million a year ago. The expense growth was primarily due to an increase in the amortization of higher costs due to the favorable sales volumes and due to a net expense increase related to DAC that is further described below.

Deferred Acquisition Costs

The Company's DAC represents the cost of acquiring new business, principally sales and other distribution and underwriting costs, that have been deferred on the sale of annuity products. DAC's are amortized over periods approximating the lives of the business, generally as a percentage of premiums or estimated gross profits or as a percentage of the liabilities associated with the products. The projections underlying the amortization of DAC require the use of certain assumptions, including interest margins, mortality rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. As actual experience differs from the current assumptions, management considers on a quarterly basis the need to change key assumptions underlying the amortization models prospectively. For example, if the stock market trend rose or declined appreciably, it could impact assumptions made about customer asset value growth rates and result in an adjustment to income, either positively or negatively. The impact on results of operations of changing prospective assumptions with respect to the amortization of DAC can be either positive or negative in any particular period, and is reflected in the period in which such changes are made.

During the third quarter, the Company completed a comprehensive review of its DAC related practices. This review, which included benchmarking assistance from an industry specialist, analyzed various historical DAC dynamics in addition to the industry benchmarks. The specific areas reviewed included costs deferred, customer asset value growth rates including reversion to mean assumptions, DAC amortization periods, mortality rates and product persistency. As a result of this review, the Company made certain revisions related to DAC that resulted in a net $6 million increase in expenses this quarter. This net expense increase reflected revisions within two key drivers of DAC.

o The Company reset its customer asset value growth rate assumptions for variable annuity products to anticipate near-term and long-term market performance consistent with long-term historical averages. The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. The Company is now projecting growth in customer contract values at 7%. This rate is net of asset fees,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     and anticipates a blend of equity and fixed income investments. Prior to resetting these assumptions, the Company was projecting long-term customer asset value growth at 7.5% and near-term growth at approximately twice that rate. The impact of resetting these assumptions, along with the impact of unfavorable third quarter equity market performance, accounted for the majority of the increase in DAC amortization expense.

     Going forward, the Company intends to continue to use a mean reversion method as a guideline in setting the near-term customer asset value growth rate, also referred to as the mean reversion rate. In periods when market performance results in actual contract value growth at a rate different than that assumed, the Company will reassess the near-term rate in order to continue to project its best estimate of long-term growth. For example, if actual contract value growth during the fourth quarter is less than 7% on an annualized basis, the Company would increase the mean reversion rate assumed over the near-term to the rate needed to achieve the long-term growth rate of 7% by the end of that period, assuming this long-term view is still appropriate.

o The Company also reviewed its acquisition costs to clarify those costs that vary with and are primarily related to the acquisition of new and renewal annuity deposits. The Company revised the types and amounts of costs deferred. This resulted in an increase in expense of $1 million pretax recognized during the quarter.

The first category of revised assumptions relating to customer asset value growth rates should reduce the risk of adverse DAC adjustments going forward. The second revised category, relating to the types and amounts of costs deferred, will somewhat increase ongoing expenses, although these additional expenses should be offset to some extent as reengineering and other cost control initiatives are expected to mitigate their impact.

Impact of Recent Market Volatility on Results of Operations

Various aspects of the Company's business can be significantly impacted by equity levels and other market-based factors. One of these items is the management and mortality and expense fee revenues which are primarily based on the market value of separate account assets. Other areas impacted by market volatility involve deferred acquisitions costs (as noted above), structured investments and the variable annuity guaranteed minimum death benefit feature. The value of the Company's structured investment portfolio is impacted by various market factors. These investments include collateralized debt obligations and structured loan trusts (backed by high-yield bonds and bank loans), which are held by the Company through interests in special purpose entities. The carrying value of these investments is based on cash flow projections, which are affected by factors such as default rates, persistency of defaults, recovery rates and interest rates, among others. The current valuation of these investments assumes high levels of near-term defaults, relative to historical default rates. Persistency of or increases in these default rates could result in negative adjustments to the market values of these investments in the future, which would

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

adversely impact results of operations. Conversely, a decline in the default rates would result in higher values and would benefit future results of operations.

The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (GMDB) provisions. At time of issue, these contracts typically guarantee the death benefit payable will not be less than the amount invested, regardless of the performance of the customer's account. Most contracts also provide for some type of periodic adjustment of the guaranteed amount based on the change in the value of the contract. A large portion of the Company's contracts containing a GMDB provision adjust annually. The periodic adjustment of these contracts can either increase or decrease the guaranteed amount though not below the amount invested adjusted for withdrawals. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the accumulated contract value. Currently, the amount paid in excess of contract value is expensed in the period the payment occurs.

Liquidity and Capital Resources

The liquidity requirements of the Company are met by funds provided by annuity considerations, capital contributions, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investment principal.

The primary uses of funds are policy benefits, commissions, operating expenses and investment purchases.

The Company has an available line of credit with AEFC aggregating $50 million. The line of credit is used strictly as a short-term source of funds. No borrowings were outstanding under the agreement at September 30, 2002. The Company also uses reverse repurchase agreements for short term liquidity needs. There were no outstanding reverse repurchase agreements at September 30, 2002.

At September 30, 2002, approximately 4 percent of the Company's investments in fixed maturities were below investment grade bonds. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

At September 30, 2002, the Company had a reserve for losses on mortgage loans of $10 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Reference is made to Note 5 of the Notes to Consolidated
         Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended September 30, 2002.

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

               4.17 Form of Benefit  Protector(SM)  Death  Benefit Rider for the
                    Wells Fargo Advantage(SM) Variable Annuity, the Wells Fargo Advantage(SM) Builder Variable Annuity, the American Express New Solutions (SM) Variable Annuity, the American Express(R) Galaxy Premier Variable Annuity, the American Express Pinnacle Variable Annuity(SM), the American Express(R) Signature One Variable Annuity and the American Express
                    FlexChoice(SM) Variable Annuity contracts (form 271155), filed electronically as Exhibit 4.15 to American Enterprise Variable Annuity Account's Post-Effective Amendment No. 6 to Registration Statement No. 333-85567 on form N-4, filed on or about March 1, 2001, is incorporated by reference.

               4.18 Form of Benefit  Protector(SM)  Plus Death Benefit Rider for
                    the Wells Fargo Advantage(SM) Variable Annuity, the Wells Fargo Advantage(SM) Builder Variable Annuity, the American Express New Solutions (SM)Variable Annuity, the American
                    Express(R) Galaxy Premier Variable Annuity, the American Express Pinnacle Variable Annuity(SM), the American Express(R) Signature One Variable Annuity and the American Express FlexChoice(SM) Variable Annuity contracts (form 271156), filed electronically as Exhibit 4.16 to American Enterprise Variable Annuity Account's Post-Effective Amendment No. 6 to Registration Statement No. 333-85567 on form N-4, filed on or about March 1, 2001, is incorporated by reference.

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

               (b)  Reports on Form 8-K.

                    Form 8-K, dated September 6, 2002, Item 5, reporting that Moody's Investor Services has changed its outlook on the Aa3 insurance financial strength rating to negative from stable.

Item 7.  Exhibits 99.1 and 99.2

         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibits 99.3 and 99.4

         Certification pursuant to 15 U.S.C. as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                                   AMERICAN ENTERPRISE LIFE
                                             INSURANCE COMPANY


BY                                           /s/ Philip C. Wentzel
                                             ----------------------
NAME AND TITLE                                   Philip C. Wentzel
                                                 Vice President and Controller



BY                                           /s/ Carol A. Holton
                                             ---------------------
NAME AND TITLE                                   Carol A. Holton
                                                 Chief Executive Officer

DATE                                             November 13, 2002