Form 10-K
period 2002-12-31
AMERICAN ENTERPRISE MVA ACCOUNT
filed 2003-03-28
CIK 1093644

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                        Commission file number 333-65080

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                INDIANA                                   94-2786905
     --------------------------------                ---------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

  829 AXP FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA              55474
-----------------------------------------------------         ----------
      (Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code) (612) 671-3131
                                                     ---------------

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

                                     PART I
ITEM 1.  BUSINESS

American Enterprise Life Insurance Company (the "Company") is a stock life insurance company organized under the laws of the State of Indiana. The Company is a wholly owned subsidiary of IDS Life Insurance Company ("IDS Life"), a Minnesota corporation. IDS Life is a wholly owned subsidiary of American Express Financial Corporation ("AEFC"). AEFC is a wholly owned subsidiary of American Express Company. The Company provides financial institution clients American Express branded financial products and services to support their retail insurance and annuity operations. It issues variable life insurance and fixed and variable annuity contracts, primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York and New Hampshire. During the year, the Company continued to expand its network of third-party distributors and its range of variable annuity products offered through them, resulting in strong third-party sales efforts. The Company improved its competitive position during the year, increasing market share, substantially adding to its client base, and further broadening its variable annuity product lineup. The Company also expanded and strengthened its distribution and technology capability. The Company competes directly with several other insurers in the third-party distribution channel. The Company achieved record sales during the year. In a period during which overall industry sales have remained flat, the Company's sales increased substantially over the prior year and exceeded $2 billion for the first time. American Enterprise REO 1, LLC is a wholly owned subsidiary of the Company. This subsidiary holds real estate investments and/or mortgage loans on real estate.

Regulation

The Company is subject to comprehensive regulation by the Indiana Department of Insurance. The laws of the other states in which the Company does business also regulates such matters as the licensing of sales personnel and, in some cases, the marketing and contents of insurance policies and annuity contracts. The primary purpose of such regulation and supervision is to protect the interests of contract owners.

Regulatory scrutiny of market conduct practices of insurance companies, including sales, marketing and replacements of life insurance and annuities and "bonus" annuities, has increased significantly in recent years and is affecting the manner in which companies approach various operational issues, including compliance. The number of private lawsuits alleging violations of laws in connection with insurance and annuity market conduct has increased (see Legal Proceedings on page 7). Virtually all states mandate participation in insurance guaranty associations, which assess insurance companies in order to fund claims of contract owners of insolvent insurance companies.

On the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of annuities and life insurance policies, accounting procedures, as well as the treatment of persons differently because of gender, with respect to terms, conditions, rates or benefits of an insurance contract. New federal regulation in any of these areas could potentially have an adverse effect upon the Company. More specifically, recent federal legislative proposals aimed at promoting tax-advantaged savings through Lifetime Savings Accounts and Retirement Savings Account and the dividend exclusion proposal may adversely impact the Company's sales of annuity and life insurance products if enacted.

Ratings

The Company had consolidated assets at December 31, 2002 of approximately $8 billion, based on generally accepted accounting principles and had total statutory capital and surplus as of December 31, 2002 of $493 million.

The Company receives ratings from independent rating agencies. Generally, the Company does not receive an individual rating, but receives the same rating as its parent, IDS Life. These agencies evaluate the financial soundness and claims-paying ability of insurance companies based on a number of different factors. The ratings reflect each agency's estimation of the Company's ability to meet its contractual obligations such as making annuity payouts and paying death benefits and other distributions from the contracts. As such, the ratings relate to the Company's general account and not to the variable accounts. This information generally does not relate to the management or performance of the variable subaccounts of the contracts.

Ratings are important to maintaining public confidence in the Company and its ability to market annuity and life insurance products. Lowering of the Company ratings could have a material adverse effect on the Company's ability to market its products and could lead to increased surrenders of the Company's products. Rating agencies continually review the financial performance and condition of insurers. Also, the rating agencies have a variety of policies and practices regarding the relationships among ratings of affiliated entities. As such, the ratings of the Company could be affected by changes in ratings of IDS Life and/or American Express Company. As of the end of 2002, the Company was rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength was rated "Aa3" (Excellent) by Moody's Investors Service, Inc. (Moody's), and "AA" (Very Strong) by Fitch. In light of the Company's desire to maintain these ratings, the Company's parent contributed $250 million of capital to the Company in 2002.

The foregoing ratings reflect each rating agency's opinion of the Company's financial strength, operating performance and ability to meet its obligations to contract owners. Such factors are of primary concern to contract owners, agents and intermediaries, but also may be of interest to investors.

Risk Based Capital

The National Association of Insurance Commissioners ("NAIC") adopted Risk Based Capital ("RBC") requirements for life insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. At December 31, 2002, the Company had total adjusted capital of approximately $523 million. As defined by the NAIC, total adjusted capital includes certain asset valuation reserves excluded from the $493 million of statutory capital and surplus referred to above. The Indiana Department of Insurance, the Company's insurance regulator, requires insurance companies to maintain a minimum RBC called the "authorized control level". If total adjusted capital fell below the authorized control level, the Indiana Department of Insurance would be authorized to exercise management control over the Company. For the Company, authorized control level capital was $80 million at December 31, 2002.

In addition, insurance companies are expected to maintain capital at a level above that which would require a company to file an action plan with the Department. This is referred to as the "company action level". For the Company, company action level capital was approximately $160 million at December 31, 2002.

As described above, the Company maintains levels of risk-based capital far in excess of the authorized control and company action levels required by the Indiana Department of Insurance. The level of capital maintained in the Company is thought to be appropriate by management and is more commensurate with standards necessary to maintain the Company's ratings with the various credit and claims-paying rating agencies.

The General Account

Assets supporting the contract values associated with fixed account annuity products, as well as those associated with fixed account options under variable insurance and annuity products (collectively, the "fixed accounts") are part of an insurer's "general account." Under fixed accounts, the insurer bears the investment risk. In investing its general account assets, the Company seeks to maintain a dependable and targeted difference or "spread" between the interest rate earned on general account assets and the interest rate the insurer credits to contract owners' fixed accounts. This spread is a major driver of net income for the Company.

In the general account, the Company primarily invests in fixed income securities over a broad range of maturities for the purpose of providing a targeted rate of return on its investments while controlling risk. The majority of these fixed income securities are interest bearing investments such as government obligations, mortgage-backed obligations and various corporate debt instruments.

The Company has the discretion to set the rate of interest credited to contract owners' fixed accounts. However, this discretion is limited by the contract's guaranteed minimum interest rate. This rate varies among fixed accounts and is as low as 3% and as high as 4.5%. (Approximately ten states have adopted regulations providing for a guaranteed minimum interest rate that is less than 3%. In some states it is as low as 1.5%; in other states it is tied to an index. The NAIC recently adopted a model regulation providing for an indexed guaranteed minimum interest rate, and it is anticipated that a number of states will follow this model.) The interest rates credited to contract owners' fixed accounts are generally reset at shorter intervals than the maturity of underlying investments. Therefore, margins may be negatively impacted by increases in the general level of interest rates. In a low interest rate environment, such as that experienced recently, margins may be negatively impacted as the interest rates available on the Company's investments approaches the guaranteed minimum interest rates on the annuity contracts. The Company's investment committee deploys several strategies to help manage risk. See the Risk Management section that follows for more details on the investment committee and the specific strategies employed.

The Variable Accounts

Variable insurance and annuity products offer variable account investment options in addition to the fixed account options described above. Under variable accounts, contract owners bear the investment risk. The variable accounts are registered as unit investment trusts under the Investment Company Act of 1940. Generally, the variable accounts consist of a number of subaccounts, each of which invests in shares of a particular fund.

Contract owners can allocate their payments among variable subaccounts that invest in underlying mutual funds. The underlying funds are managed both by affiliated and third-party money managers. Internally managed funds for the Company's variable annuities include the nineteen AXP Variable Portfolio Funds. The Company also retains third-party money managers AIM Advisors Inc., Alliance Capital Management, L.P., American Century Investment Management, Inc., BAMCO, INC., Credit Suisse Asset Management, LLC, Columbia Management Co., The Dreyfus Corporation, Evergreen Investment Management Company, LLC, Fidelity Management & Research Company, Fleet Investments Advisor Inc., Franklin/ Advisors, Inc., Franklin Mutual Advisors, LLC, Franklin Advisory Servies, LLC, Templeton Asset Management Ltd., Templeton Investment Counsel, LLC, Goldman Sachs Asset Management L.P., Goldman Sachs Asset Management International, Janus Capital, J.P. Morgan Investment Management Inc., Lazard Asset Management, LLC, Liberty Wanger Asset Management, L.P., MFS Investment Management(R), MFS Institutional Advisors, Inc., Morgan Stanley Investment Management Inc., OpCap Advisors LLC, OppenheimerFunds, Inc., Putnam Investment Management, LLC, Royce & Associates, LLC, Stein Roe & Farnham Incorporated, Third Avenue Management LLC, Trustco Capital Management, Inc., Van Kampen Asset Management Inc. and Wells Fargo Funds Management, LLC. These funds invest in portfolios containing a variety of securities including common stocks, bonds, managed assets and/or short-term securities. The value of these subaccounts fluctuates with the investment return of the funds in which the subaccounts invest. The Company's major source of revenue from the variable accounts is the fees it receives. These fees may include revenues from underlying non-proprietary mutual funds and mortality and expense risk fees from variable subaccounts.

Variable annuities are "separate account" products rather than general account products. State insurance law prohibits charging variable accounts with liabilities of the general account business. Under the subaccounts of each variable account, the Company credits or charges income, capital gains and capital losses only to that subaccount.

Annuities:  Product Features and Risks

The Company's principal products are variable and fixed deferred annuities, which are issued to a broad range of individual consumers through third-party distribution channels. The Company offers single premium and flexible premium deferred fixed annuities as well as flexible premium deferred variable annuities. American Express financial advisors, the IDS Life retail sales force, can offer the Company's variable annuities only in limited circumstances. With deferred annuities, assets accumulate until the contract is surrendered, the contract owner dies, or the contract owner begins receiving benefits under an annuity payout option.

Variable Annuities

Variable annuities provide contract owners with investment returns linked to the underlying investments the contract owner chooses. These products also offer a fixed account with a guaranteed minimum interest rate of 3%.

Fixed Annuities

The Company's fixed annuities provide cash value that increases by a fixed interest rate. The rate is periodically reset according to the terms of the contract at the discretion of the issuer. The contracts provide a guaranteed minimum interest rate, generally 3% to 4%.

Annuity Risks

The relative proportion between fixed and variable annuities sales is generally driven by the relative performance of the equity and fixed income markets. In times of lackluster performance in equity markets, fixed sales are generally stronger. In times of superior performance in equity markets, variable sales are generally stronger. In addition, investment management performance is critical to the profitability of annuity business.

In past years, innovative features for variable annuity contracts have been continually evolving. These features include minimum income guarantees and death benefit guarantees that protect against a drop in benefits due to performance of the related underlying investments. The Company issues annuity contracts with guaranteed death and income benefit features. These guarantees are supported by general account assets. The Company's exposure to risk from these guarantees will generally increase when equity markets decline.

The Company issues certain variable annuity contracts that contain a guaranteed minimum income benefit ("GMIB") feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. The Company bears the risk that protracted under-performance of the financial markets could result in GMIB benefits being higher than what accumulated contract owner account balances would support.

The Company also issues variable annuity contracts with guaranteed minimum death benefit ("GMDB") features. The Company's standard guaranteed minimum death benefit for annuities provides that the beneficiary receives the greater of 1) contract value; or 2) purchase payments minus adjusted partial surrenders. For additional protection, contract owners may purchase optional benefits including a maximum anniversary value death benefit and enhanced earnings death benefits. These are optional benefits available for an additional charge. The maximum anniversary value death benefit guarantees the death benefit will not be less than the highest contract value achieved on a contract anniversary before the contract owner reaches the age of 81, adjusted for partial withdrawals. The enhanced earnings death benefit riders are intended to provide additional benefits to a beneficiary to offset expenses after the contract owner's death. The Company bears the risk that protracted under-performance of the financial markets could result in GMDB benefits being higher than what accumulated contract owner account balances would support.

To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, a cost is incurred by the issuer of the policy. Current accounting literature does not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, the Company currently does not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. At present, the amount paid in excess of contract value is expensed when payable. Amounts expensed in 2002 and 2001 were $6 million and $1 million, respectively. A proposed AICPA Statement of Position, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "Proposed SOP"), would require the recording of a liability for the expected net costs associated with these guarantees under certain circumstances, if adopted as proposed. The impact of the Proposed SOP is currently being evaluated.

For long-term profitability, it is crucial to ensure adequate pricing to cover risks, and to accumulate adequate reserves. Reserves are a measure of the assets the Company estimates are needed now to adequately provide for future benefits and expenses. These reserves are discussed in more detail in the Critical Accounting policies section that follows.

Insurance:  Product Features and Risks

The Company issues a variable life insurance product. The Company has no short-duration life insurance liabilities. The Company issues only non-participating contracts.

Variable Life Insurance

The Company's only life insurance sales are from variable life insurance policies sold by third- party distributors. Variable life insurance provides life insurance coverage along with investment returns linked to the underlying investments the policyholder chooses. The Company's variable life insurance product is American Express Signature Variable Universal Life(R) an individual flexible premium policy. This product also offers a fixed account with a guaranteed minimum interest rate of 4%.

Insurance Risks

The insurance business is highly competitive, and the Company's competitors consist of both stock and mutual insurance companies. Competitive factors applicable to the insurance business include product features, interest rates credited to products, charges deducted from the cash values of such products, investment performance, financial strength of the organization, distribution and management expenses, claims-paying ratings and services provided to policyholders.

For long-term profitability, it is crucial to ensure adequate pricing to cover insurance risks and to accumulate adequate reserves. Reserves are a measure of the assets the Company estimates are needed now to adequately provide for future benefits and expenses. These reserves are discussed in more detail in the Critical Accounting policies section that follows.

ITEM 2.  PROPERTIES

The Company has no employees and is charged by IDS Life for the use of joint facilities in Minneapolis, Minnesota, which are owned or leased by AEFC. These facilities are believed to be adequate for the purposes for which they are used and are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse affect on the Company.

In recent years, life insurance companies have been named defendants in lawsuits, including class action lawsuits, alleging improper life insurance sales practices, alleged agent misconduct, failure to properly supervise agents and other matters relating to life insurance policies and annuity contracts. The Company's parent, IDS Life, was named a defendant in three purported class-action lawsuits. A fourth lawsuit alleging the same allegation was also filed in federal court. The Company is a named defendant in one of the state filed lawsuits (Thoresen v. IDS Life Insurance Company, et. al.; filed Minnesota State Court 10/13/1998) and the federal lawsuit (Benacquisto, et. al. v. IDS Life Insurance Company, et. al.; filed United States District Court-Minnesota 8/2000). These class action lawsuits included allegations of improper insurance and annuity sales practices including improper replacement of existing annuity contracts and insurance policies, improper use of annuities to fund tax deferred contributory retirement plans, alleged agent misconduct, failure to properly supervise agents and other matters relating to life insurance policies and annuity contracts. In January 2000, AEFC reached an agreement in principle to settle the four class action lawsuits, including the one described above. It is expected the settlement will provide $215 million of benefits to more than two million participants in exchange for a release by class members of all insurance and annuity market conduct claims dating back to 1985.

The settlement received court approval. Implementation of the settlement commenced October 15, 2001 and is substantially complete. Claim review payments have been made. Numerous individuals opted out of the settlement described above and therefore did not release their claims against AEFC and its subsidiaries. Some of these class members who opted out were represented by counsel and presented separate claims to AEFC and the Company. Most of their claims have been settled. The outcome of any litigation or threatened litigation cannot be predicted with any certainty. However, in the aggregate, the Company does not consider any lawsuits in which it is named as a defendant to have a material impact on the Company's financial position or operating results.

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

ITEM 6.  SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions I(2) (a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2002 Compared to 2001:

The Company's net loss was $34 million in 2002, compared to a net loss of $42 million in 2001. Loss before income taxes totaled $52 million in 2002, compared with a loss of $64 million in 2001. The change primarily reflects the write-down and sale of certain high-yield securities in 2001, as described below. In addition, the significant growth in annuity sales during 2002 drove higher levels of both investment income and interest credited to contractholders. Other operating expenses increased in 2002 due primarily to higher expenses related to interest rate swaps.

Total revenues increased to $311 million in 2002, compared with $198 million in 2001. The increase is primarily due to a net realized gain on investments of $3 thousand in 2002 compared to a net realized loss on investments of $90 million in 2001.

Total investment contract deposits received increased to $2.2 billion in 2002, compared with $922 million in 2001. This growth is due to a significant increase in annuity sales, both fixed and variable, particularly in the fixed account portion of the Company's variable annuities.

Net investment income, the largest component of revenues, increased 7% from the prior year, primarily due to the significant growth in average invested assets in 2002 and to credit related yield adjustments on fixed maturity investments in 2001. Partially offsetting this was the impact of lower average yields in 2002, primarily due to portfolio repositioning, as discussed below.

Contractholder charges increased 8 percent to $6.5 million in 2002, compared with $6.0 million in 2001, due primarily to an increase in variable annuity surrender charges. The Company also receives mortality and expense risk fees from the separate accounts. Mortality and expense risk fees increased to $12.5 million in 2002, compared with $10.2 million in 2001, reflecting an increase in average separate account assets outstanding as favorable sales in 2002 more than offset market depreciation.

Net realized gains on investments were $3 thousand in 2002, compared to net realized losses on investments of $90 million in 2001. Included in the current years' net gains are impairment charges of $15 million from other-than-temporary impairments of fixed maturity investments. The losses in 2001 are comprised of an $18 million net loss in the first quarter resulting primarily from the recognition of impairment losses and the sale of certain high-yield securities; a $20 million write-down in the second quarter to recognize the impact of higher default assumptions on certain structured investments; a $51 million write-down of lower-rated securities (most of which were sold in 2001) in the second quarter primarily in connection with the Company's decision to lower its risk profile by reducing the level of its high-yield fixed maturity investment portfolio, allocating holdings toward stronger credits, and reducing the concentration of exposure to individual companies and industry sectors; and $1 million of other net losses related to the sale and write-down of other investments.

Total benefits and expenses increased 39 percent to $363 million in 2002 compared to $262 million in 2001. The largest component of expenses, interest credited on investment contracts, increased 19 percent to $216 million in 2002. This increase is primarily due to higher aggregate amounts of fixed annuities inforce driven by the significant increases in sales, partially offset by a decrease in interest crediting rates to annuity contracts due to declining interest rates. The lower level of interest rates also resulted in a significant decrease in the market value of interest rate swaps, which is the primary reason for the significant increase in other operating expenses. The Company enters into pay-fixed, receive-variable interest rate swaps to protect the margin between interest rates earned on investments and the interest rates credited to annuity contract holders (interest margins). The swaps are economic hedges that are not designated for hedge accounting treatment under SFAS No. 133. If interest rates remain at current levels, the decrease in the value of the interest rate swaps recognized currently will be approximately offset in the future by increases in interest margins. Other operating expenses also include an increase of $5 million due to greater guaranteed minimum death benefits paid this year ($6 million) versus last year ($1 million).

Deferred acquisition costs (DAC) of $261 million and $218 million are on the Company's balance sheet at December 31, 2002 and 2001, respectively. These balances relate to the Company's annuity business. Amortization of DAC increased to $48 million in 2002, compared to $45 million in 2001. The growth was primarily due to an increase in the amortization due to favorable sales volumes and due to a net expense increase related to DAC that is further discussed below.

The costs of acquiring new business, including, for example, direct sales commissions, related sales incentive bonuses and awards, policy issue costs and other related costs have been deferred on the sale of annuity contracts. The DAC for certain annuities are amortized as a percentage of the estimated gross profits expected to be realized on the policies. DAC for other annuities are amortized using the interest method.

Amortization of DAC requires the use of certain assumptions including interest margins, persistency rates, maintenance expense levels and customer asset value growth rates for variable annuities. The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. This rate is net of asset fees, and anticipates a blend of equity and fixed income investments. Management routinely monitors a wide variety of trends in the business, including comparisons of actual and assumed experience. Management reviews and, where appropriate, adjusts its assumptions with respect to customer asset value growth rates on a quarterly basis.

Management monitors other principal DAC assumptions, such as persistency, mortality rates, interest margins and maintenance expense levels, each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring process, management reviews and updates these DAC assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC may also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an acceleration of DAC amortization while a decrease in amortization percentage will result in a deceleration of DAC amortization. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period, and is reflected in the period that such changes are made. In 2002, excluding the third quarter, the impact of resetting these assumptions, along with the impact of unfavorable equity market performance, was an acceleration of $1 million pretax of DAC amortization. Third quarter impacts are described below.

During the third quarter of 2002, the Company completed a comprehensive review of its DAC related practices. The specific areas reviewed included costs deferred, DAC amortization periods, customer asset value growth rate assumptions (which are typically reviewed on a quarterly basis) and other assumptions, including mortality rates and product persistency (which are typically updated on an annual basis in the third quarter). As a result of this review, the Company took certain actions that resulted in a net $6 million increase in expenses in the third quarter of 2002.

The Company reset its customer asset value growth rate assumptions for variable annuities to anticipate near-term and long-term growth at an annual rate of 7%. The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. This rate is net of asset fees, and anticipates a blend of equity and fixed income investments. Prior to resetting these assumptions, the Company was projecting long-term customer asset value growth at 7.5% and near-term growth at approximately twice that rate. The impact of resetting these assumptions, along with the impact of unfavorable third quarter 2002 equity market performance, accounted for the majority of the increase in DAC amortization expense.

Going forward, the Company intends to continue to use a mean reversion method as a guideline in setting the near-term customer asset value growth rate, also referred to as the mean reversion rate. In periods when market performance results in actual contract value growth at a rate different than that assumed, the Company will reassess the near-term rate in order to continue to project its best estimate of long-term growth. For example, if actual contract value growth during a quarter is less than 7% on an annualized basis, the Company would increase the mean reversion rate assumed over the near term to the rate needed to achieve the long-term annualized growth rate of 7% by the end of that period, assuming this long-term view is still appropriate.

The Company also reviewed its acquisition costs to clarify those costs that vary with and are primarily related to the acquisition of new and renewable deposits. The Company revised the types and amounts of costs deferred. This resulted in an increase in expense of $1 million pretax recognized in the third quarter of 2002.

The adjustments made to customer asset value growth rate assumptions should reduce the risk of adverse DAC adjustments going forward. The changes relating to the types and amounts of costs deferred will somewhat accelerate the recognition of ongoing expenses, although the impact of this should be offset to some extent as reengineering and other cost control initiatives are expected to mitigate their impact.

2001 Compared to 2000:

The Company's net loss was $42 million in 2001, compared to net income of $24 million in 2000. Loss before income taxes totaled $64 million in 2001, compared with income of $38 million in 2000. This decline was primarily the result of a $91 million increase in net pretax realized loss on investments and a $28 million decrease in net investment income.

Total revenues decreased to $198 million in 2001, compared with $312 million in 2000. The decrease is primarily due to net investment losses and decreases in net investment income. Net investment income, the largest component of revenues, decreased 9 percent from the prior year, primarily due to lower overall investment yields and credit-related yield adjustments on fixed maturity investments.

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

Total benefits and expenses decreased 4 percent to $262 million in 2001 compared to $274 million in 2000. The largest component of expenses, interest credited on investment contracts, decreased to $181 million, reflecting lower crediting rates which more than offset the growth in fixed annuities inforce. Amortization of DAC decreased to $45 million in 2001, compared to $48 million in 2000. The decline was primarily due to DAC unlocking adjustments (see footnote one of the attached financial statements for the definition of unlocking adjustments), which resulted in net increases in amortization of $1.9 million in 2001 and $1.5 million in 2000. Amortization, excluding unlocking adjustments, was less in 2001 than in 2000, due primarily to improved persistency of fixed deferred annuity business.

Other operating expenses increased slightly to approximately $36 million in 2001.

Impact of Market Volatility on Results of Operations

Various aspects of the Company's business can be significantly impacted by equity market levels and other market-based factors. One of these items is the mortality and expense risk fees which are based on the market value of separate account assets. Other areas impacted by market volatility involve DAC (as noted above), structured investments and the variable annuity guaranteed minimum death benefit feature. The value of the Company's structured investment portfolio is impacted by various market factors. These investments include collateralized debt obligations, which are held by the Company through interests in special purpose entities. The carrying value of these investments is based on estimated cash flow projections, which are affected by factors such as default rates, persistency of defaults, recovery rates and interest rates, among others. Persistency of, or increases in, these default rates could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations. Conversely, a decline in the default rates would result in higher values and would benefit future results of operations.

The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (GMDB) provisions. At time of issue, these contracts typically guarantee that the death benefit payable will not be less than the amount invested, regardless of the performance of the customer's account. Most contracts also provide for some type of periodic adjustment of the guaranteed amount based on the change in the value of the contract. A large portion of the Company's contracts containing a GMDB provision adjust the guaranteed amount annually. The periodic adjustment of these contracts can generally only increase the guaranteed amount. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the accumulated contract value. Currently, the amount paid in excess of contract value is expensed when payable.

Certain Critical Accounting Policies

The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The following provides information about certain critical accounting policies that are important to the Consolidated Financial Statements and that involve estimates requiring significant management assumptions and judgments about the effect of matters that are uncertain. These policies relate to the recognition of impairment within the investment portfolio, deferred policy acquisition costs and insurance and annuity reserves.

Investments

All fixed maturity securities and marketable equity securities are classified as available-for-sale and carried at fair value. Unrealized gains and losses on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss), net of the related deferred acquisition costs and income taxes. Gains and losses are recognized in the results of operations upon disposition of the securities using the specific identification method. In addition, losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include, but are not limited to, issuer downgrade, default or bankruptcy. The Company also considers the extent to which cost exceeds fair value, the duration of time of that decline, and management's judgment about the issuer's current and prospective financial condition. The charges are reflected in net realized gain (loss) on investments within the Consolidated Statements of Income.

Fair value of fixed maturity and equity securities is generally based on quoted market prices. However, the Company's investment portfolio also contains structured investments of various asset quality, including Collateralized Debt Obligations (CDOs), which are not readily marketable. As a result, the carrying values of these structured investments are based on estimated cash flow projections which require a significant degree of management judgment as to default and recovery rates of the underlying investments and, as such, are subject to change. If actual future cash flows are less than projected, additional losses would be realized.

The reserve for losses on mortgage loans on real estate is measured as the excess of the loan's recorded investment over its present value of expected principal and interest payments discounted at the loan's effective interest rate or the fair value of collateral. Additionally, the level of the reserve for losses considers other factors, including historical experience and current economic and political conditions. Management regularly evaluates the adequacy of the reserve for mortgage loan losses and believes it is adequate to absorb estimated losses in the portfolio.

Deferred policy acquisition costs

The costs of acquiring new business, including, for example, direct sales commissions, related sales incentive bonuses and awards, policy issue costs and other related costs have been deferred on the sale of annuity contracts. The DAC for certain annuities are amortized as a percentage of the estimated gross profits expected to be realized on the policies. DAC for other annuities are amortized using the interest method.

Amortization of DAC requires the use of certain assumptions including interest margins, persistency rates, maintenance expense levels and customer asset value growth rates for variable annuities. The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. This rate is net of asset fees, and anticipates a blend of equity and fixed income investments. Management routinely monitors a wide variety of trends in the business including comparisons of actual and assumed experience. Management reviews and, where appropriate, adjusts its assumptions with respect to customer asset value growth rates on a quarterly basis.

Management monitors other principal DAC assumptions, such as persistency, mortality rates, interest margins and maintenance expense levels, each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring process, management reviews and updates these DAC assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC may also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an acceleration of DAC amortization while a decrease in amortization percentage will result in a deceleration of DAC amortization. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period, and is reflected in the period that such changes are made.

Liabilities for future policy benefits

Liabilities for variable universal life insurance and fixed and variable deferred annuities are accumulation values.

Liabilities for fixed annuities in a benefit status are based on established industry mortality tables and interest rates ranging from 5% to 9.5%, depending on year of issue, with an average rate of approximately 6.4%.

Risk Management

The sensitivity analysis discussed below estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions of two different types of market risk on the ensuing year's earnings, based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10 percent decline in the value of equity securities held in separate accounts. Computations of the prospective effects of the hypothetical interest rate and equity market changes are based on numerous assumptions, including relative levels of market interest rates and equity market prices, as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different from what actually occur. Furthermore, the computations do not incorporate actions that management could take if the hypothetical market changes took place. As a result, actual earnings consequences will differ from those quantified below.

The Company primarily invests in fixed income securities over a broad range of maturities for the purpose of providing fixed annuity contractholders with a competitive rate of return on their investments while controlling risk, and to provide a dependable and targeted spread between the interest rate earned on investments and the interest rate credited to contractholders' accounts. The Company does not invest in securities to generate short-term trading profits.

The Company has an investment committee that meets periodically. At these meetings, the committee reviews models projecting different interest rate scenarios, risk/return measures and their impact on profitability of the Company. The committee also reviews the distribution of assets in the portfolio by type and credit risk sector. The objective of the committee is to structure the investment portfolio based upon the type and expected behavior of products in the liability portfolio so as to meet contractual obligations and to achieve targeted levels of profitability within defined risk parameters.

Rates credited to contract owners' accounts are generally reset at shorter intervals than the maturity of underlying investments. Therefore, margins may be negatively impacted by increases in the general level of interest rates. Part of the investment committee's strategy includes the use of derivatives, such as interest rate caps, swaps and floors, for risk management purposes. These derivatives help protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby mitigating the impact of an increase in rates credited to contract owner's fixed accounts. Conversely, in a low interest rate environment, such as that experienced recently, margins may be negatively impacted as the interest rates available on the Company's investments approaches the guaranteed minimum interest rates on the annuity contracts. This negative impact may be compounded by the fact that many of the Company's interest bearing investments are callable or prepayable by the issuer and calls and prepayments are more likely to occur in low interest rate environments. Interest rate derivatives with notional amounts totaling approximately $4.3 billion were outstanding at December 31, 2002 to hedge interest rate exposure. Of this total, $4 billion of the notional par relates to interest rate swaps and floors the Company has exclusively with its Parent.

The negative effect on the Company's pretax earnings of a 100 basis point increase in interest rates, which assumes repricings and customer behavior based on the application of proprietary models to the book of business at December 31, 2002 and includes the impact of any derivatives, would be a decrease of approximately $0.1 million.

The amount of the fee income the Company receives is based upon the daily market value of the separate account assets. As a result, the Company's fee income would be negatively impacted by a decline in the equity markets. Another part of the investment committee's strategy is to use index options to manage the equity market risk related to fee income. These derivatives help protect fee income by providing option income when there is a significant decline in the equity markets. The Company did not have equity-based derivatives outstanding at December 31, 2002 for this purpose.

The negative effect on the Company's pretax earnings of a 10 percent decline in equity prices would be approximately $1 million based on separate account assets as of December 31, 2002.

Liquidity and Capital Resources

The liquidity requirements of the Company are generally met by funds provided by annuity considerations, capital contributions, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investment principal. Maturities of the Company's investments is largely matched with the expected future payments of annuity obligations.

The primary uses of funds are annuity obligations, commissions and operating expenses and investment purchases.

The Company has an available line of credit with AEFC aggregating $50 million. No borrowings were outstanding under the agreement at December 31, 2002. At December 31, 2002, there were no outstanding reverse repurchase agreements. Both the line of credit and the reverse repurchase agreements are used strictly as short-term sources of funds.

At December 31, 2002, investments in fixed maturities comprised 90 percent of the Company's total invested assets and primarily include corporate debt, mortgage and other asset-backed securities. Approximately 63 percent is invested in GNMA, FNMA and FHLMC mortgage-backed securities which are considered AAA quality. The Company's corporate securities comprise a diverse portfolio with the largest concentrations accounting for approximately 63 percent of the portfolio, in the following industries: banking and finance, utilities, communication and media and transportation.

At December 31, 2002, approximately 5 percent of the Company's investments in fixed maturities were below investment grade bonds. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as a recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other-than-temporary, and has written them down to fair value with a charge to earnings.
During 2001, the Company placed its rated CDO securities and related accrued interest, (collectively referred to as transferred assets), having an aggregate book value of $54 million, into a securitization trust. In return, the Company received $7 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests in the trust with allocated book amounts aggregating $47 million. As of December 31, 2002, the retained interests had a carrying value of $45 million, of which $31 million is considered investment grade. The Company has no obligations, contingent or otherwise, to such unaffiliated investors. One of the results of this transaction is that increases or decreases in future cash flows of the individual CDOs are combined into one overall cash flow for purposes of determining the carrying value of the retained interests and related impact on results of operations.

At December 31, 2002, net unrealized gains on available-for-sale fixed maturity securities included $211 million of gross unrealized gains and $28 million of gross unrealized losses. The Company does not classify fixed maturity securities as held-to-maturity.

At December 31, 2002, the Company had a reserve on losses for mortgage loans totaling $6 million.

In 2002, the Company received $250 million of capital contributions from IDS
Life.

The economy and other factors caused insurance companies to go under regulatory supervision. These situations resulted in assessments by state guaranty associations to cover losses to policyholders of insolvent or rehabilitated companies. Some assessments can be partially recovered through a reduction in future premium taxes in certain states. The Company established an asset for guaranty association assessments paid to those states allowing a reduction in future premium taxes over a reasonable period of time. The asset is being amortized as premium taxes are reduced. The Company has also estimated the potential effect of future assessments on the Company's financial position and results of operations and has established a reserve for such potential assessments.

The National Association of Insurance Commissioners (NAIC) established risk-based capital (RBC) standards for life insurance companies to determine capital requirements based upon the risks inherent in its operations. These standards require the computation of a RBC amount which is then compared to a company's actual total adjusted statutory capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory attention when the percentage of total adjusted capital to authorized control level RBC is below certain levels. As of December 31, 2002, the Company's total adjusted capital was well in excess of the levels requiring regulatory attention. In 2003, any dividends would require the approval of the Insurance Department of the State of Indiana.

Forward-Looking Statements

Certain statements in item #7 of this Form 10-K Annual Report contain forward-looking statements which are subject to risks and uncertainties that could cause results to differ materially from such statements. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "should," "could," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements. Important factors that could cause actual results to differ materially from the Company's forward-looking statements include, but are not limited to: fluctuations in external markets, which can affect the amount and types of investment products sold, the market value of its managed assets, mortality expense risk and other fees received based on those assets and the amount of amortization of DAC; potential deterioration in high-yield and other investments, which could result in further losses in the Company's investment portfolio; changes in assumptions relating to DAC which also could impact the amount of DAC amortization; the ability to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; the types and value of certain death benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of reinsurance rates and the availability and adequacy of reinsurance to protect the Company against losses; negative changes in the Company's credit ratings; increasing competition in all the Company's major businesses; the adoption of recently issued rules related to the consolidation of variable interest entities, including those involving CDOs that the Company invests in which could affect both the Company's balance sheet and results of operations; and outcomes of litigation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Items required under this section are included in the Mangement's Discussion and Analysis of financial condition and results of operations under the section titled Risk Management.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. Financial Statements and Schedules Required under Regulation S-X.

     Index to financial statements

       The following consolidated financial statements of American Enterprise Life Insurance Company are included in Item 8:

    Report of Independent Auditors                                         23

    Consolidated Balance Sheets at December 31, 2002 and 2001              24

    Consolidated Statements of Income for the years ended
      December 31, 2002, 2001 and 2000                                     25

    Consolidated Statements of Stockholder's Equity for the years ended
      December 31, 2002, 2001 and 2000                                     26-27

    Consolidated Statements of Cash Flows for the years ended
      December 31, 2002, 2001 and 2000                                     28-29

    Notes to Consolidated Financial Statements                             30-43

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 14.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The CEO and CFO also note that subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1)  Financial Statements

               See  Index  to  Financial   Statements  and  Financial  Statement
               Schedules.

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

                    3.4 Amended By-Laws of American Enterprise Life, dated September 11, 2002 filed electronically as Exhibit 6.3 to Post-Effective Amendment No. 10 to the Registration Statement No. 333-92297, is incorporated by reference.

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

                 4.4(a) Form of Deferred Annuity Contract Data Pages (240343) filed as Exhibit 4.1(a) to Post-Effective Amendment No.
                         10  to  Registration   Statement  No.   333-92297,   is
                         incorporated by reference.

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

                 4.25 Form of TSA Endorsement for the Wells Fargo Advantage(SM) Variable Annuity, the Wells Fargo Advantage(SM) Builder Variable Annuity, the American Express Signature Variable Annuity(R) and the American Express FlexChoice(SM) Variable Annuity contracts (form 43413), filed electronically as Exhibit 4.4 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No.1 to Registration Statement No. 333-72777 on form N-4, filed on or about July 8, 1999, is incorporated by reference.

                 4.26 Form of Traditional IRA or SEP-IRA Endorsement (form 272108), filed electronically as Exhibit 4.11 to
                         Post-Effective Amendment No. 10 to Registration Statement No. 333-92297, is incorporated by reference.

                 4.27 Form of Roth IRA Endorsement (form 272109), filed electronically as Exhibit 4.12 to Post-Effective
                         Amendment No. 10 to Registration Statement No. 333-92297, is incorporated by reference.

                 4.28 Form of Variable Annuity Unisex Endorsement (form 272110), filed electronically as Exhibit 4.13 to the Post-Effective Amendment No. 10 to Registration Statement No. 333-92297, is incorporated by reference.


                 Exhibits 99.1 and 99.2

                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                 Exhibits 99.3 and 99.4

                 Certification pursuant to 15 U.S.C. as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K filed in the fourth quarter of 2002 - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                     Registrant


3/27/2003                  By /s/ Carol A. Holton
                              ----------------------------------------
Date                              Carol A. Holton, President
                                  and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


3/27/2003                  By /s/ Gumer C. Alvero
Date                          ----------------------------------------
                                  Gumer C. Alvero, Chairman of the
                                  Board and Executive Vice President - Annuities


3/27/2003                  By /s/ Douglas K. Dunning
                              -----------------------
Date                              Douglas K. Dunning, Director


3/27/2003                  By /s/ Carol A. Holton
                              --------------------
Date                              Carol A. Holton, President
                                  and Chief Executive Officer


3/27/2003                  By /s/ Paul S. Mannweiler
                              ----------------------
Date                              Paul S. Mannweiler, Director


3/27/2003                  By /s/ Teresa J. Rasmussen
                              ------------------------
Date                              Teresa J. Rasmussen, Vice President, General
                                  Counsel and Secretary


3/27/2003                  By /s/ Philip C. Wentzel
                              ---------------------
Date                              Philip C. Wentzel, Vice President and
                                  Controller

Report of Independent Auditors

The Board of Directors
American Enterprise Life Insurance Company

We have audited the accompanying consolidated balance sheets of American Enterprise Life Insurance Company (a wholly-owned subsidiary of IDS Life Insurance Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Enterprise Life Insurance Company at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


January 27, 2003
Minneapolis, Minnesota

                                              AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                                      CONSOLIDATED BALANCE SHEETS
                                                             December 31,
                                                 (In thousands, except share amounts)

  ASSETS                                                                                 2002             2001

Investments:
   Available-for-sale:
      Fixed maturities, at fair value (amortized cost: 2002, $5,105,431; 2001,
     $3,282,893)                                                                        $5,288,855       $3,302,753
      Common stocks, at fair value (cost: 2002, $--; 2001, $172)                                --              344
   Mortgage loans on real estate                                                           587,535          654,209
   Other investments                                                                         2,381            2,400
          Total investments                                                              5,878,771        3,959,706
                                                                                         ---------        ---------
Cash and cash equivalents                                                                1,118,692          260,214

Amounts due from brokers                                                                        --           41,705
Other accounts receivable                                                                    1,584            1,812
Accrued investment income                                                                   56,448           45,422
Deferred policy acquisition costs                                                          260,577          217,923
Deferred income taxes, net                                                                      --           32,132
Other assets                                                                                15,887            8,527
Separate account assets                                                                    694,771          708,240
                                                                                           -------          -------
          Total assets                                                                  $8,026,730       $5,275,681
                                                                                        ==========       ==========
LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
   Future policy benefits:
      Fixed annuities                                                                   $5,411,938       $3,765,679
      Universal life-type insurance                                                             16                3
   Policy claims and other policyholders' funds                                              9,050            2,286
   Amounts due to brokers                                                                  985,081          225,127
   Deferred income taxes, net                                                               17,608               --
   Other liabilities                                                                        82,453           64,517
   Separate account liabilities                                                            694,771          708,240
                                                                                           -------          -------
          Total liabilities                                                              7,200,917        4,765,852

Commitments and contingencies

Stockholder's equity:
  Capital stock, $150 par value per share; 100,000 shares authorized, 20,000
    shares issued and outstanding                                                            3,000            3,000
 Additional paid-in capital                                                                591,872          341,872
 Accumulated other comprehensive income (loss), net of tax:
    Net unrealized securities gains                                                        104,259           13,021
    Net unrealized derivative losses                                                       (13,234)         (21,670)
                                                                                           -------          -------
          Total accumulated other comprehensive income (loss)                               91,025           (8,649)
 Retained earnings                                                                         139,916          173,606
                                                                                           -------          -------
          Total stockholder's equity                                                       825,813          509,829
                                                                                           -------          -------

 Total liabilities and stockholder's equity                                             $8,026,730       $5,275,681
                                                                                        ==========       ==========

                                     See accompanying notes to consolidated financial statements.


                                              AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                       Years ended December 31,
                                                            (In thousands)

                                                                       2002              2001             2000
Revenues
  Net investment income                                               $292,067          $271,718         $299,759
  Contractholder charges                                                 6,454             5,998            6,865
  Mortality and expense risk fees                                       12,452            10,247            5,383
  Net realized gain (loss) on investments                                    3           (89,920)             469
                                                                             -           -------              ---
          Total revenues                                               310,976           198,043          312,476
                                                                       -------           -------          -------
Benefits and expenses
   Interest credited on universal life-type insurance and
      investment contracts                                             215,918           180,906          191,040
  Amortization of deferred policy acquisition costs                     48,469            45,494           47,676
  Other operating expenses                                              98,766            35,579           35,308
                                                                        ------            ------           ------

          Total benefits and expenses                                  363,153           261,979          274,024
                                                                       -------           -------          -------

(Loss) income before income taxes                                      (52,177)          (63,936)          38,452

Income tax (benefit) expense                                           (18,487)          (22,208)          14,087
                                                                       -------           -------           ------

Net (loss) income                                                     $(33,690)         $(41,728)        $ 24,365
                                                                      ========          ========         ========


          See accompanying notes to consolidated financial statements.

                                              AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                              For the three years ended December 31, 2002
                                                            (In thousands)

                                                                                    Accumulated
                                                                                       other
                                                                    Additional     comprehensive                      Total
                                                        Capital       paid-in      income (loss),     Retained    stockholder's
                                                         stock        capital        net of tax       earnings        equity

Balance, January 1, 2000                                  $2,000      $282,872          ($69,753)       $190,969     $406,088
Comprehensive income:
   Net income                                                  -             -                 -          24,365       24,365
   Net unrealized holding gains on
     available-for-sale securities arising during
     the year, net of income tax expense of $4,812             -             -             8,937               -        8,937
   Reclassification adjustment for gains on
     available-for-sale securities included in net
     income, net of income tax expense of $690                 -             -            (1,281)              -       (1,281)
   Other comprehensive income                                  -             -             7,656               -        7,656
   Comprehensive income                                        -             -                 -               -       32,021
Change in par value of capital stock                       1,000        (1,000)                -               -            -
                                                      ----------------------------------------------------------------------------

Balance, December 31, 2000                                 3,000       281,872           (62,097)        215,334      438,109
Comprehensive income:
   Net loss                                                    -             -                 -         (41,728)     (41,728)
   Cumulative effect of adopting SFAS No. 133, net
     of income tax benefit of $18,699                          -             -           (34,726)              -      (34,726)
   Net unrealized holdings gains on
     available-for-sale securities arising during
     the year, net of income tax expense of $73,754            -             -           136,972               -      136,972
   Reclassification adjustment for gains on
     available-for-sale securities included in net
     loss, net of income tax expense of $30,811                -             -           (57,220)              -      (57,220)
   Reclassification adjustment for losses on
     derivatives included in net loss, net of income
     tax benefit of $4,535                                     -             -             8,422               -        8,422
   Other comprehensive income                                  -             -            53,448               -       53,448
   Comprehensive income                                        -             -                 -               -       11,720
 Capital contribution                                          -        60,000                 -               -       60,000
                                                          ------      --------          --------        --------     --------
 Balance, December 31, 2001                               $3,000      $341,872          $ (8,649)       $173,606     $509,829
                                                          ======      ========          ========        ========     ========

                                     See accompanying notes to consolidated financial statements.

                                              AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (continued)
                                              For the three years ended December 31, 2002
                                                            (In thousands)



                                                                                    Accumulated
                                                                                       other
                                                                    Additional     comprehensive                        Total
                                                          Capital     paid-in      income (loss),      Retained     stockholder's
                                                           stock       capital        net of tax        earnings         equity

 Balance, December 31, 2001                              $ 3,000     $341,872          $(8,649)         $173,606      $509,829
 Comprehensive income:
   Net loss                                                    -            -                -           (33,690)      (33,690)
   Net unrealized holding gains on
     available-for-sale securities arising during
     the year, net of deferred policy acquisition
     costs of ($23,026) and income tax expense of
     $51,599                                                   -            -           95,827                 -        95,827
   Reclassification adjustment for gains on
     available-for-sale securities included in net
     loss, net of income tax expense of $2,471                 -            -           (4,589)                -        (4,589)
   Reclassification adjustment for losses on
     derivatives included in net loss, net of income
     tax benefit of $4,542                                     -            -            8,436                 -         8,436
   Other comprehensive income                                  -            -           99,674                 -        99,674
   Comprehensive income                                        -            -                -                 -        65,984
Capital contribution                                           -      250,000                -                 -       250,000
                                                         -------     --------          -------          --------      --------
Balance, December 31, 2002                               $ 3,000     $591,872          $91,025          $139,916      $825,813
                                                         =======     ========          =======          ========      ========


                                     See accompanying notes to consolidated financial statements.

                                              AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Years ended December 31,
                                                            (In thousands)
                                                                                2002              2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                        $   (33,690)      $   (41,728)       $  24,365
   Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities:
      Change in accrued investment income                                       (11,026)            9,519            1,735
      Change in other accounts receivable                                           228              (945)            (551)
      Change in deferred policy acquisition costs, net                          (65,680)          (19,301)         (18,334)
      Change in other assets                                                     (7,360)           31,411           (9,960)
      Change in policy claims and other policyholders' funds                      6,764            (7,009)          (2,802)
      Deferred income tax (benefit) provision                                    (3,725)          (34,562)           7,029
      Change in other liabilities                                                17,936             6,553          (11,110)
      Amortization of premium (accretion of discount), net                          167              (689)           2,682
      Net realized (gain) loss on investments                                        (3)           89,920             (469)
      Other, net                                                                 12,784            (7,796)            (233)
                                                                                 ------            ------             ----

         Net cash (used in) provided by operating activities                    (83,605)           25,373           (7,648)

Cash flows from investing activities Held-to-maturity securities:
        Maturities, sinking fund payments and calls                                   -                 -           65,716
        Sales                                                                         -                 -            5,128
   Available-for-sale securities:
        Purchases                                                            (3,409,718)       (1,446,157)        (101,665)
        Maturities, sinking fund payments and calls                             500,348           379,281          171,297
        Sales                                                                 1,092,923           803,034          176,296
    Other investments:
        Purchases                                                                (4,391)           (8,513)          (1,388)
        Sales                                                                    64,988            71,110           65,978
    Change in amounts due from brokers                                           41,705           (40,389)          (1,316)
    Change in amounts due to brokers                                            759,954           200,740             (828)
                                                                                -------           -------             ----

          Net cash (used in) provided by investing activities               $  (954,191)      $   (40,894)       $ 379,218


                                     See accompanying notes to consolidated financial statements.

                                              AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                       Years ended December 31,
                                                            (In thousands)


Cash flows from financing activities                                            2002          2001             2000
   Activity related to universal life-type insurance
   and investment contracts:
     Considerations received                                               $2,052,002      $ 779,626       $ 398,462
     Surrenders and other benefits                                           (621,646)      (779,649)       (926,220)
     Interest credited to account balances                                    215,918        180,906         191,040
   Capital contribution                                                       250,000         60,000               -
                                                                              -------        -------         -------

          Net cash provided by (used in) financing activities               1,896,274        240,883        (336,718)
                                                                            ---------        -------        --------

   Net increase in cash and cash equivalents                                  858,478        225,362          34,852
   Cash and cash equivalents at beginning of year                             260,214         34,852               -
                                                                              -------        -------         -------
   Cash and cash equivalents at end of year                                $1,118,692      $ 260,214       $  34,852
                                                                           ==========      =========       =========
 Supplemental disclosures:
    Income taxes paid                                                      $   12,761      $       -       $  14,861
    Interest on borrowings                                                          -             15           1,073

                    See accompanying notes to consolidated financial statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

1.   Summary of significant accounting policies

     Nature of business

     American Enterprise Life Insurance Company (the Company) is a stock life insurance company that is domiciled in Indiana and is licensed to transact insurance and annuity business in 48 states. The Company is a wholly-owned subsidiary of IDS Life Insurance Company (IDS Life), which is a wholly-owned subsidiary of American Express Financial Corporation (AEFC). AEFC is a wholly-owned subsidiary of American Express Company. The Company also wholly-owns American Enterprise REO 1, LLC. This subsidiary holds mortgage loans on real estate and/or real estate investments.

     The Company's principal product is deferred annuities, which are issued primarily to individuals. It offers single premium and flexible premium deferred annuities on both a fixed and variable dollar basis. Variable universal life insurance is offered as well. The Company distributes its products primarily through financial institutions and regional and/or independent broker dealers.

     The Company's fixed annuity contracts guarantee a minimum interest rate during the accumulation period (the time before the annuity payments begin). However, the Company has the option of paying a higher rate set at its discretion, and has adopted a practice whereby any higher current rate is guaranteed for a specified period. Under the Company's variable annuity products, the purchaser may choose among general account and separate account investment options. Within the general account, many contracts allow the purchaser to select the number of years a fixed rate will be guaranteed. If a guarantee term longer than one year is chosen, there may be a market value adjustment applied if funds are withdrawn before the end of that term. Separate account options include accounts investing in equities, bonds, managed funds and/or short term securities.

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

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

1.   Summary of significant accounting policies (continued)

     Revenue recognition

     Profits on fixed deferred annuities are the excess of contractholder charges and investment income earned from investment of contract considerations over interest credited to contract values, amortization of deferred acquisition costs, and other expenses. Profits on variable deferred annuities also include the excess of mortality and expense risk fees, certain fee revenues from underlying nonproprietary mutual funds, and charges for optional benefits over the costs of guaranteed benefits provided. Contractholder charges include policy fees and surrender charges.

     Profits on variable universal life insurance are the excess of contractholder charges, mortality and expense risk fees, certain fee revenues from underlying nonproprietary mutual funds, and investment income earned from investment of contract considerations over interest credited to contract values, death and other benefits paid in excess of contract values, amortization of deferred acquisition costs and other expenses. Contractholder charges include the monthly cost of insurance charges, issue and administrative fees and surrender charges. Mortality and expense risk fees are received from the variable life insurance separate accounts.

     Investments - Fixed maturity and equity securities

     All fixed maturity securities and marketable equity securities are classified as available-for-sale and carried at fair value. Unrealized gains and losses on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss), net of the related deferred policy acquisition costs and income taxes. Gains and losses are recognized in the results of operations upon disposition of the securities using the specific identification method. In addition, losses are also recognized when management determines that a decline in a security's fair value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for fixed maturity securities include, but are not limited to, issuer downgrade, default or bankruptcy. The Company also considers the extent to which cost exceeds fair value, the duration of time of that decline, and management's judgment about the issuer's current and prospective financial condition. The charges are reflected in net realized gain (loss) on investments within the Consolidated Statements of Income.

     Fair value of fixed maturity and equity securities is generally based on quoted market prices. However, the Company's investment portfolio also contains structured investments of various asset quality, including collateralized debt obligations (CDOs), which are not readily marketable. As a result, the carrying values of these structured investments are based on estimated cash flow projections which require a significant degree of management judgment as to default and recovery rates of the underlying investments and, as such, are subject to change. The Company's CDO investments are accounted for in accordance with Emerging Issues Task Force
     (EITF) Issue 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets".

     Net investment income, which primarily consists of interest earned on fixed maturity securities, is generally accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums, discounts and anticipated prepayments on mortgage backed securities. Prepayment estimates are based on information received from brokers who deal in mortgage-backed securities.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

1.   Summary of significant accounting policies (continued)

     Investments - Mortgage loans on real estate

     Mortgage loans on real estate reflect principal amounts outstanding less reserves for losses. The estimated fair value of the mortgage loans is determined by discounted cash flow analyses using mortgage interest rates currently offered for mortgages of similar maturities.

     The reserve for losses is measured as the excess of the loan's recorded investment over its present value of expected principal and interest payments discounted at the loan's effective interest rate or the fair value of collateral. Additionally, the level of the reserve for losses considers other factors, including historical experience and current economic and political conditions. Management regularly evaluates the adequacy of the reserve for mortgage loan losses and believes it is adequate to absorb estimated losses in the portfolio.

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

     Deferred policy acquisition costs

     The costs of acquiring new business, including, for example, direct sales commissions, policy issue costs and other related costs have been deferred on the sale of annuity contracts. The deferred acquisition costs (DAC) for certain annuities are amortized as a percentage of the estimated gross profits expected to be realized on the policies. DAC for other annuities are amortized using the interest method.

     Amortization of DAC requires the use of certain assumptions including interest margins, persistency rates, maintenance expense levels and customer asset value growth rates for variable annuities. The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. This rate is net of asset fees, and anticipates a blend of equity and fixed income investments. Management routinely monitors a wide variety of trends in the business including comparisons of actual and assumed experience. Management reviews and, where appropriate, adjusts its assumptions with respect to customer asset value growth rates on a quarterly basis.

     Management monitors other principal DAC assumptions, such as persistency, mortality, interest margin and maintenance expense level assumptions, each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring process, management reviews and updates these DAC assumptions annually in the third quarter of each year.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

1.   Summary of significant accounting policies (continued)

     When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC may also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an acceleration of DAC amortization while a decrease in amortization percentage will result in a deceleration of DAC amortization. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period, and is reflected in the period that such changes are made. These adjustments are collectively referred to as unlocking adjustments. During 2002, 2001, and 2000 unlocking adjustments resulted in a net increase in amortization of $5,700, $1,900 and $1,500, respectively.

     Guaranteed Minimum Death Benefits

     The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (GMDB) provisions. At time of issue, these contracts typically guarantee that the death benefit payable will not be less than the amount invested, regardless of the performance of the customer's account. Most contracts also provide for some type of periodic adjustment of the guaranteed amount based on the change in the value of the contract. A large portion of the Company's contracts containing a GMDB provision adjust the guaranteed amount annually. The periodic adjustment of these contracts can generally only increase the guaranteed amount. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the accumulated contract value. Currently, the amount paid in excess of contract value is expensed when payable. Amounts expensed in 2002, 2001 and 2000 were $6,440, $821 and $40, respectively.

     Liabilities for future policy benefits

     Liabilities for variable universal life insurance and fixed and variable deferred annuities are accumulation values.

     Liabilities for fixed annuities in a benefit status are based on established industry mortality tables and interest rates ranging from 5% to 9.5%, depending on year of issue, with an average rate of approximately 6.4%.

     Reinsurance

     Reinsurance premiums and benefits paid or provided are accounted for on a basis consistent with that used in accounting for original policies issued and with the terms of the reinsurance contracts.

     The maximum amount of life insurance risk retained by the Company is $750 on any single life. Risk not retained is reinsured with other life insurance companies on a yearly renewable term basis. The Company retains all accidental death benefit and waiver of premium risk. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

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

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

1.   Summary of significant accounting policies (continued)

     Separate account business

     The separate account assets and liabilities represent funds held for the exclusive benefit of the variable annuity and variable life contract owners. The Company receives mortality and expense risk fees from the separate accounts.

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

     For variable life insurance, the Company guarantees that the rates at which insurance charges and administrative fees are deducted from contract funds will not exceed contractual maximums. The Company also guarantees that the death benefit will continue to be payable at the initial level regardless of investment performance so long as minimum premium payments are made.

     Accounting Developments

     In July 2000, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) issued a consensus on Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Company adopted the consensus as of January 1, 2001. Issue 99-20 prescribes procedures for recording interest income and measuring impairment on retained and purchased beneficial interests. The consensus primarily affects the Company's CDO investments. Although there was no significant impact resulting from the adoption of Issue 99-20, the Company holds structured securities that are accounted for under Issue 99-20.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), which requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative are recorded in earnings or directly to other comprehensive income, depending on the instrument's designated use. The adoption of SFAS No. 133 resulted in a cumulative after-tax reduction to other comprehensive income of $34,726. This reduction in other comprehensive income is due to cash flow hedges that existed previous to adopting SFAS No. 133 that no longer qualify or are not designated for hedge accounting treatment under SFAS No. 133. The cumulative impact to earnings was not significant. See Note 8 for further discussion of the Company's derivatives and hedging activities.

     SFAS No. 133 also provided a one-time opportunity to reclassify held-to-maturity security investments to available-for-sale without tainting the remaining securities in the held-to-maturity portfolio. The Company elected to take the opportunity in 2001 to reclass all its held-to-maturity investments to available-for-sale.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

1.   Summary of significant accounting policies (continued)

     The Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which superseded SFAS No. 125. The Statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The impact on the Company's financial position or results of operations of adopting the Statement was not significant.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). The accounting provisions and expanded disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and are effective for reporting periods beginning after June 15, 2003, for VIEs created prior to February 1, 2003. The Company continues to evaluate all relationships and interests in entities that may be considered VIEs.

2.   Investments

     Fixed maturity and equity securities

     The following is a summary of securities available-for-sale at December 31, 2002:

                                                                       Gross            Gross
                                                    Amortized       Unrealized       Unrealized          Fair
                                                      Cost              Gains           Losses           Value
     Fixed maturity securities:
       U.S. Government agency obligations            $    4,928       $    389          $     -        $    5,317
       State and municipal obligations                    2,250            206                -             2,456
       Corporate bonds and obligations                1,738,428        108,983           17,927         1,829,484
       Structured investments                            53,768              -            9,142            44,626
       Mortgage and other asset-backed
         securities                                   3,306,057        101,719              804         3,406,972
                                                      ---------        -------              ---         ---------
     Total fixed maturity securities                 $5,105,431       $211,297          $27,873        $5,288,855
                                                     ==========       ========          =======        ==========

     The amortized cost and fair value of fixed maturity securities at December 31, 2002 by contractual maturity are as follows:
                                                     Amortized           Fair
                                                        Cost             Value
     Due within one year                             $  148,358       $  150,744
     Due from one to five years                         597,557          633,755
     Due from five to ten years                         887,404          941,358
     Due in more than ten years                         166,055          156,026
     Mortgage and other asset-backed securities       3,306,057        3,406,972
                                                      ---------        ---------
          Total                                      $5,105,431       $5,288,855
                                                     ==========       ==========

     The timing of actual receipts will differ from contractual maturities because issuers may have the right to call or prepay obligations.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

2.   Investments (continued)

     The following is a summary of securities available-for-sale at December 31, 2001:

                                                                       Gross            Gross
                                                    Amortized        Unrealized       Unrealized          Fair
                                                      Cost             Gains            Losses           Value
     Fixed maturity securities:
       U.S. Government agency obligations            $    3,444       $   130          $    45        $    3,529
       State and municipal obligations                    2,250            18                -             2,268
       Corporate bonds and obligations                1,746,620        43,487           19,757         1,770,350
       Structured investments                            60,024             -           14,383            45,641
       Mortgage and other asset-backed
         securities                                   1,470,555        18,528            8,118         1,480,965
                                                      ---------        ------            -----         ---------
     Total fixed maturity securities                 $3,282,893       $62,163          $42,303        $3,302,753
                                                     ==========       =======          =======        ==========

     Common stocks                                   $      172       $   172          $     -        $      344
                                                     ==========       =======          =======        ==========

     Pursuant to the adoption of SFAS No. 133 the Company reclassified all held-to-maturity securities with a carrying value of $934,091 and net unrealized losses of $7,060 to available-for-sale as of January 1, 2001.

     At December 31, 2002 and 2001, bonds carried at $3,418 and $3,444, respectively, were on deposit with various states as required by law.

     At December 31, 2002, fixed maturity securities comprised approximately 90 percent of the Company's total investments. These securities are rated by Moody's and Standard & Poor's (S&P), except for approximately $96 million of securities which are rated by AEFC's internal analysts using criteria similar to Moody's and S&P. Ratings are presented using S&P's convention and if the two agencies' ratings differ, the lower rating is used. A summary of fixed maturity securities, at fair value, by rating on December 31, is as follows:

            Rating                                    2002             2001
     AAA                                               65%              49%
     AA                                                 1                1
     A                                                 10               14
     BBB                                               19               32
     Below investment grade                             5                4
                                                      ---              ---
        Total                                         100%             100%
                                                      ===              ===

     At December 31, 2002, approximately 97 percent of the securities rated AAA were GNMA, FNMA and FHLMC mortgage-backed securities. No holdings of any other issuer were greater than ten percent of stockholder's equity.

     Available-for-sale securities were sold during 2002 with proceeds of $1,092,923 and gross realized gains and losses of $38,067 and $16,970, respectively. Available-for-sale securities were sold during 2001 with proceeds of $803,034 and gross realized gains and losses of $17,879 and $72,587, respectively. Available-for-sale securities were sold during 2000 with proceeds of $176,296 and gross realized gains and losses of $4,305 and $1,748, respectively.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

2.   Investments (continued)

     During the years ended December 31, 2002, 2001, and 2000, the Company also recognized losses of $15,029, $30,062, and $5,434, respectively due to other-than-temporary impairments on structured investments and corporate debt securities. These amounts are reflected in the net realized gain
     (loss) on investments in the Consolidated Statements of Income. The 2001 realized losses and other-than temporary impairments include the effect of the write-downs and sale of high-yield securities discussed below.

     The net unrealized gain (loss) on available-for-sale securities as of December 31, 2002 and 2001, was $183,424 and $20,032, respectively, with the $163,392 change, net of taxes and deferred policy acquisition costs, reflected as a separate component in accumulated other comprehensive income for the year ended December 31, 2002. For the year ended December 31, 2001 the change in net unrealized losses on available-for-sale securities was an increase of $115,567. For the year ended December 31, 2000 the change in net unrealized losses on available-for-sale securities was a decrease of $11,777.

     During 2001, the Company recorded pretax losses of $90,151 to recognize the impact of higher default rate assumptions on certain structured investments; to write down lower rated securities (most of which were sold during 2001) in connection with Company's decision to lower its risk profile by reducing the level of its high-yield portfolio, allocating holdings toward stronger credits, and reducing the concentration of exposure to individual companies and industry sectors, and to write down certain other investments. Within the Consolidated Statements of Income, $83,663 of these losses are included in Net realized gains (losses) on investments and $6,488 are included in Net investment income.

     During 2001, the Company placed its rated CDO securities and related accrued interest, (collectively referred to as transferred assets), having an aggregate book value of $53,615, into a securitization trust. In return, the company received $7,108 in cash relating to sales to unaffiliated investors and retained interests with allocated book amounts aggregating $46,507. As of December 31, 2002, the retained interests had a carrying value of approximately $45,000, of which approximately $31,000 is considered investment grade. The book amount is determined by allocating the previous carrying value of the transferred assets between assets sold and the retained interests based on their relative fair values. Fair values are based on the estimated present value of future cash flows. The retained interests are accounted for in accordance with EITF Issue 99-20.

     Fair values of fixed maturity and equity securities represent quoted market prices and estimated values when quoted prices are not available. Estimated values are determined by established procedures involving, among other things, review of market indices, price levels of current offerings of comparable issues, price estimates, estimated future cash flows and market data from independent brokers.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

2.   Investments (continued)

     Mortgage loans on real estate

     At December 31, 2002, approximately 10 percent of the Company's invested assets were mortgage loans on real estate. Concentration of credit risk by region of the United States and by type of real estate are as follows:

                                               December 31, 2002                        December 31, 2001
                                          On Balance           Funding           On Balance           Funding
    Region                                   Sheet           Commitments           Sheet            Commitments
    South Atlantic                          $145,999           $       -          $161,912               $1,940
    Middle Atlantic                           82,679                   -            93,771                    -
    East North Central                       102,483                   -           114,292                    -
    Mountain                                  75,001                   -            81,520                   27
    West North Central                        99,790                   -           106,432                    -
    New England                               27,860                   -            34,896                    -
    Pacific                                   25,759                   -            31,836                    -
    West South Central                        26,889                   -            27,421                    -
    East South Central                         7,156                   -             6,361                    -
                                            --------           ---------          --------               ------
                                             593,616                   -           658,441                1,967
    Less reserves for losses                   6,081                   -             4,232                    -
                                            --------           ---------          --------               ------
       Total                                $587,535           $       -          $654,209               $1,967
                                            ========           =========          ========               ======

                                               December 31, 2002                       December 31, 2001
                                          On Balance           Funding           On Balance           Funding
    Property type                            Sheet           Commitments           Sheet            Commitments
    Department/retail stores                $155,370           $       -          $179,890               $    -
    Apartments                               132,567                   -           143,430                1,940
    Office buildings                         171,298                   -           185,925                    -
    Industrial buildings                      67,776                   -            72,745                    -
    Hotels/motels                             35,421                   -            37,569                    -
    Medical buildings                         24,052                   -            28,360                    -
    Nursing/retirement homes                   2,707                   -             2,787                    -
    Mixed use                                  4,425                   -             7,735                   27
                                            --------           ---------          --------               ------
                                             593,616                   -           658,441                1,967
    Less reserves for losses                   6,081                   -             4,232                    -
                                            --------           ---------          --------               ------
       Total                                $587,535           $       -          $654,209               $1,967
                                            ========           =========          ========               ======

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

     At December 31, 2002, 2001 and 2000, the Company's investment in impaired loans was $11,705, $3,632 and $9,014, respectively, with related reserves of $4,730, $835 and $500, respectively.

     During 2002, 2001 and 2000, the average investment in impaired loans was $9,352, $6,394, and $4,684, respectively.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

2.   Investments (continued)

     The Company recognized $349, $271 and $221 of interest income related to impaired loans for the years ended December 31, 2002, 2001 and 2000, respectively.

     The following table presents changes in the reserve for mortgage loan losses:

                                                2002        2001        2000
     Balance, January 1                       $4,232      $3,304      $ 6,650
     Provision for mortgage loan losses        1,849         928       (3,346)
                                               -----         ---       ------
     Balance, December 31                     $6,081      $4,232      $ 3,304
                                              ======      ======      =======

     Sources of investment income and realized gains (losses) on investments

     Net investment income for the years ended December 31 is summarized as follows:

                                                2002        2001        2000
     Income on fixed maturities               $239,084    $211,920    $237,201
     Income on mortgage loans on real estate    47,697      54,723      59,686
     Other                                       8,874       6,498       6,829
                                                 -----       -----       -----
                                               295,655     273,141     303,716
     Less investment expenses                    3,588       1,423       3,957
                                                 -----       -----       -----
       Total                                  $292,067    $271,718    $299,759
                                              ========    ========    ========

     Net realized gains (losses) on investments for the years ended December 31 is summarized as follows:

                                               2002          2001      2000
     Fixed maturities                         $ 6,068     $(84,770)   $(2,877)
     Mortgage loans on real estate             (5,744)      (1,263)     3,346
     Other                                       (321)      (3,887)         -
                                              -------     --------    -------
        Total                                 $     3     $(89,920)   $   469
                                              =======     ========    =======

3.   Income taxes

     The Company qualifies as a life insurance company for federal income tax purposes. As such, the Company is subject to the Internal Revenue Code provisions applicable to life insurance companies.

     The income tax (benefit) expense for the years ended December 31 consists of the following:

                                                2002         2001       2000
     Federal income taxes
       Current                                $(15,096)   $ 11,803    $ 6,170
       Deferred                                 (3,725)    (34,562)     7,029
                                                ------     -------      -----
                                               (18,821)    (22,759)    13,199
    State income taxes-current                     334         551        888
                                                   ---         ---        ---
    Income tax (benefit) expense              $(18,487)   $(22,208)   $14,087
                                              ========    ========    =======

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

3. Income taxes (continued)

     Income tax (benefit) expense differs from that computed by using the federal statutory rate of 35%. The principal causes of the difference in each year are shown below:

                                               2002                       2001                       2000
                                     -------------------------- -------------------------- -------------------------
                                       Provision       Rate      Provision       Rate       Provision       Rate
     Federal income taxes   based
       on the statutory rate            $(18,262)     (35.0)%     $(22,378)     (35.0)%       $13,458       35.0%
     Tax-exempt interest and
       dividend income                       (62)      (0.1)            (3)         -              (4)         -
     State taxes, net of federal
       benefit                               217        0.4            358        0.6             578        1.5
     Other, net                             (380)      (0.7)          (185)      (0.3)             55        0.1
                                            ----       ----           ----       ----              --        ---
     Total income taxes                 $(18,487)     (35.4)%     $(22,208)     (34.7)%       $14,087       36.6%
                                        ========      =====       ========      =====         =======       ====


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31 are as follows:

     Deferred income tax assets:                                               2002             2001
        Policy reserves                                                      $ 48,048         $46,263
        Net unrealized losses on available-for-sale securities                      -          36,112
        Investments, other                                                      3,154           2,506
        Other                                                                   6,049           5,939
                                                                                -----           -----
     Total deferred income tax assets                                          57,251          90,820
                                                                               ------          ------

     Deferred income tax liabilities:
        Deferred policy acquisition costs                                      73,243          58,688
        Net unrealized gains on available-for sale securities                   1,616               -
                                                                               ------          ------
     Total deferred income tax liabilities                                     74,859          58,688
                                                                               ------          ------
     Net deferred income tax (liabilities) assets                            $(17,608)        $32,132
                                                                             ========         =======

     The Company is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred income tax assets and, therefore, no such valuation allowance has been established.

4.   Stockholder's equity

     Retained earnings available for distribution as dividends to IDS Life are limited to the Company's surplus as determined in accordance with accounting practices prescribed by state insurance regulatory authorities. The Company's statutory unassigned deficit aggregated $101,533 and $41,371

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

4.   Stockholder's equity (continued)

     as of December 31, 2002 and 2001, respectively. Any dividend distributions in 2003 would require approval by the Insurance Department of the State of Indiana.

     Statutory net loss for the years ended December 31 and statutory capital and surplus as of December 31, are summarized as follows:

                                                  2002       2001        2000
     Statutory net loss                         $(85,113)  $(81,461)   $(11,928)
     Statutory capital and surplus               493,339    303,501     315,930

     The National Association of Insurance Commissioners (NAIC) revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised regulations took effect January 1, 2001. The State of Indiana adopted the provisions of the revised manual without modification. The revised manual changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that the Company uses to prepare its statutory- basis financial statements. The impact of implementing these changes was a decrease of $44,786 to the Company's statutory-basis capital and surplus as of January 1, 2001.

5.   Related party transactions

     The Company has no employees. Charges by IDS Life for the use of joint facilities, technology support, marketing services and other services aggregated $44,500, $34,681 and $45,191 for the years ended December 31, 2002, 2001 and 2000, respectively. Certain of these costs are included in deferred policy acquisition costs. Expenses allocated to the Company may not be reflective of expenses that would have been incurred by the Company on a stand-alone basis.

     The Company has entered into interest rate swaps and interest rate floors with IDS Life. See Note 8 for more details.

     Included in other liabilities at December 31, 2002 and 2001 is $1,506 and $28,919, respectively, payable to IDS Life for federal income taxes.

6.   Lines of credit

     The Company has an available line of credit with AEFC aggregating $50,000. The rate for the line of credit is established by reference to various indices plus 20 to 45 basis points, depending on the term. There were no borrowings outstanding under this agreement at December 31, 2002 or 2001.

7.   Commitments and contingencies

     The Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse affect on the Company.

     In recent years, life insurance companies have been named defendants in lawsuits, including class action lawsuits, alleging improper life insurance sales practices, alleged agent misconduct, failure to properly supervise agents and other matters relating to life insurance policies and annuity contracts. The Company's parent, IDS Life, was named a defendant in three purported class-action lawsuits. A fourth lawsuit alleging the same allegation was also filed in federal court. The Company is a named defendant in one of the state filed lawsuits and the federal lawsuit. These class action lawsuits

                             AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

7.   Commitments and contingencies (continued)

     included allegations of improper insurance and annuity sales practices including improper replacement of existing annuity contracts and insurance policies, improper use of annuities to fund tax deferred contributory retirement plans, alleged agent misconduct, failure to properly supervise agents and other matters relating to life insurance policies and annuity contracts. In January 2000, AEFC reached an agreement in principle to settle the four class action lawsuits, including the one described above. It is expected the settlement will provide $215,000 of benefits to more than two million participants in exchange for a release by class members of all insurance and annuity market conduct claims dating back to 1985. The settlement received court approval. Implementation of the settlement commenced October 15, 2001 and is substantially complete. Claim review payments have been made. Numerous individuals opted out of the settlement described above and therefore did not release their claims against AEFC and its subsidiaries. Some of these class members who opted out were represented by counsel and presented separate claims to AEFC and the Company. Most of their claims have been settled.

     The outcome of any litigation or threatened litigation cannot be predicted with any certainty. However, in the aggregate, the Company does not consider any lawsuits in which it is named as a defendant to have a material impact on the Company's financial position or operating results.

     At December 31, 2002, the Company had no commitments to purchase investments or to fund mortgage loans (see Note 2).

8.   Derivative financial instruments

     The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate and equity market volatility. The Company does not enter into derivative instruments for speculative purposes. As prescribed by SFAS No. 133, derivative instruments that are designated and qualify as hedging instruments are classified as cash flow hedges, fair value hedges, or hedges of a net investment in a foreign operation, based upon the exposure being hedged. The Company currently has economic hedges that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133.

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

     The Company enters into interest rate swaps, floors and caps to manage the Company's interest rate risk. Specifically, the Company uses the instruments to protect the margin between interest rates earned on investments and the interest rates credited to related annuity contract holders. The interest rate swaps and floors are exclusively with IDS Life. The values of derivative financial instruments are based on market values, dealer quotes or pricing models. The interest rate swaps had carrying amounts of ($72,512) and ($28,868) at December 31, 2002 and 2001,
     respectively, and are included in Other liabilities. The interest rate floors had carrying amounts of $15,852 and $7,020 at December

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

8.   Derivative financial instruments (continued)

     31, 2002 and 2001, respectively, and are included in Other assets. The interest rate caps had carrying amounts of $8 and $333 as of December 31, 2002 and 2001, respectively, and are included in Other assets. The Company incurred ($56,752) and ($5,190) in derivative losses in 2002 and 2001, respectively, which are included in Other operating expenses. The increase in derivative losses in 2002 is primarily due to the impact that decreasing interest rates had on the market value of the Company's interest rate swaps. The derivatives expire at various dates through 2006.

9.   Fair values of financial instruments

     The Company discloses fair value information for financial instruments for which it is practicable to estimate that value. Fair value of life insurance obligations, receivables and all non-financial instruments, such as DAC, are excluded. Off-balance sheet intangible assets are also excluded. Management believes the value of excluded assets and liabilities is significant. The fair value of the Company, therefore, cannot be estimated by aggregating the amounts presented.

                                                                     2002                         2001
                                                         Carrying          Fair          Carrying         Fair
     Financial Assets                                      Amount          Value           Amount          Value

     Fixed maturities                                     $5,288,855      $5,288,855      $3,302,753      $3,302,753
     Common stocks                                                 -               -             344             344
     Mortgage loans on real estate                           587,535         656,200         654,209         684,566
     Derivatives                                              15,852          15,852           7,354           7,354
     Cash and cash equivalents                             1,118,692       1,118,692         260,214         260,214
     Separate account assets                                 694,771         694,771         708,240         708,240

     Financial Liabilities
     Future policy benefits for fixed annuities           $5,388,765      $5,256,677      $3,745,846      $3,668,111
     Derivatives                                              73,058          73,058          28,868          28,868
     Separate account liabilities                            694,248         671,315         707,959         685,607

     At December 31, 2002 and 2001, the carrying amount and fair value of future policy benefits for fixed annuities exclude life insurance-related contracts carried at $23,173 and $19,833, respectively. The fair value of these benefits is based on the status of the annuities at December 31, 2002 and 2001. The fair values of deferred annuities is estimated as the carrying amount less applicable surrender charges. The fair value for annuities in non-life contingent payout status is estimated as the present value of projected benefit payments at rates appropriate for contracts issued in 2002 and 2001.

     At December 31, 2002 and 2001, the fair value of liabilities related to separate accounts is estimated as the carrying amount less applicable surrender charges and less variable insurance contracts carried at $523 and $281, respectively.