Form 10-Q
period 2003-03-31
AMERICAN ENTERPRISE MVA ACCOUNT
filed 2003-05-15
CIK 1093644

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

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      Yes ___X___  No _______

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).             Yes _______  No ___X___

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE PERMITTED ABBREVIATED NARRATIVE DISCLOSURE.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2003

                                Table of Contents

PART I - FINANCIAL INFORMATION                                         Page

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of
              March 31, 2003 (unaudited) and
              December 31, 2002                                            3

              Consolidated Statements of Income for the
              three months ended March 31, 2003
              and 2002 (unaudited)                                         4

              Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002
              (unaudited) 5

              Notes to Consolidated Financial Statements
              (unaudited)                                              6 - 8

     Item 2.  Management's Discussion and Analysis of
              Consolidated Financial Condition and
              Results of Operations                                   9 - 13

     Item 4.  Controls and Procedures                                     13

PART II - OTHER INFORMATION                                          14 - 20

SIGNATURES                                                                21

EXHIBITS                                                             22 - 27

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                    CONSOLIDATED BALANCE SHEETS
                         (In thousands, except par value and share amounts)

                                                                 March 31,           December 31,
                                                                   2003                 2002
                                                              ----------------     ---------------
ASSETS                                                          (Unaudited)

Investments:
    Fixed maturities available-for-sale, at fair value
         (Amortized cost: 2003, $5,642,508; 2002, $5,105,431)    $5,813,579          $5,288,855
    Mortgage loans on real estate                                   566,534             587,535
    Other investments                                                 5,411               2,381
                                                                 -----------     ---------------
                  Total investments                               6,385,524           5,878,771

Cash and cash equivalents                                           170,257           1,118,692
Amounts due from brokers                                            523,547               2,775
Accrued investment income                                            53,413              53,673
Deferred policy acquisition costs                                   281,866             260,577
Other assets                                                         14,694              17,471
Separate account assets                                             682,023             694,771
                                                                 -----------     ---------------

                  Total assets                                   $8,111,324          $8,026,730
                                                                 ===========     ===============
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
    Future policy benefits for fixed annuities and
       universal life-type insurance                             $5,868,141          $5,411,954
    Policy claims and other
       policyholders' funds                                          14,059               9,050
    Amounts due to brokers                                          610,189             985,081
    Deferred income taxes                                            26,803              17,608
    Other liabilities                                                70,522              82,453
    Separate account liabilities                                    682,023             694,771
                                                                 -----------     ---------------

                      Total liabilities                           7,271,737           7,200,917
                                                                 -----------     ---------------
Stockholder's equity:
    Capital stock, $150 par value per share;
       100,000 shares authorized, 20,000 shares
       issued and outstanding                                         3,000               3,000
    Additional paid-in capital                                      591,872             591,872
    Accumulated other comprehensive income (loss),
         net of tax:
        Net unrealized securities gains                              97,666             104,259
        Net unrealized derivative losses                            (12,118)            (13,234)
                                                                 -----------     ---------------
            Total accumulated other comprehensive income             85,548              91,025
    Retained earnings                                               159,167             139,916
                                                                 -----------     ---------------

                      Total stockholder's equity                    839,587             825,813
                                                                 -----------     ---------------

Total liabilities and stockholder's equity                       $8,111,324          $8,026,730
                                                                 ===========     ===============

                    See accompanying notes to consolidated financial statements.

                                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                 (In thousands)
                                                  (unaudited)

                                                                         Three months ended
                                                                               March 31,
                                                                --------------------------------------
                                                                      2003                   2002
                                                                --------------           -------------
Revenues:
    Contractholder charges                                           $  1,791                $ 1,148
    Mortality and expense risk fees                                     2,700                  3,419
    Net investment income                                              86,335                 69,131
    Net realized gain on investments                                   26,149                     82
                                                                ---------------          -------------
                                   Total revenues                     116,975                 73,780

                                                                ---------------          -------------

Benefits and expenses:
    Interest credited on investment contracts and
       universal life-type insurance                                   61,172                 48,705
    Amortization of deferred policy acquisition costs                  13,979                  9,706
    Other insurance and operating expenses                             12,213                 15,917
                                                                --------------           -------------
                                   Total benefits and expenses         87,364                 74,328
                                                                --------------           -------------

Income (loss) before income tax expense (benefit)                      29,611                   (548)

Income tax expense (benefit)                                           10,360                   (125)
                                                                --------------           -------------

Net income (loss)                                                    $ 19,251                $  (423)
                                                                ==============           =============

          See accompanying notes to consolidated financial statements.

                            AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In thousands)
                                            (unaudited)

                                                                       Three months ended
                                                                            March 31,
                                                                   2003                    2002
                                                              ----------------        ---------------
Cash flows from operating activities:
    Net income (loss)                                           $    19,251           $    (423)

    Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
       Change in accrued investment income                              260               4,905
       Change in other assets                                         2,777               8,694
       Change in deferred policy
           acquisition costs, net                                   (19,078)             (8,155)
       Change in policy claims and other
           policyholders' funds                                       5,009              16,772
       Deferred income taxes                                         12,144              (3,326)
       Change in other liabilities                                  (11,931)            (25,816)
       Amortization of premium, net                                   3,466                  55
       Net realized gain on investments                             (26,149)                (82)
       Other                                                          1,761              (5,861)
                                                                 -----------          ----------

            Net cash used in operating activities               $   (12,490)          $ (13,237)
                                                                ------------          ----------

Cash flows from investing activities:
    Fixed maturities available-for-sale:
       Purchases                                                $(2,144,129)          $(523,078)
       Maturities, sinking fund payments and calls                  218,647             128,490
       Sales                                                      1,411,233             341,575
    Other investments:
       Purchases                                                         --              (2,007)
       Sales                                                         17,780              17,618
    Change in amounts due from broker                              (520,772)             38,930
    Change in amounts due to broker                                (374,892)           (183,288)
                                                                 -----------          ----------

         Net cash used in investing activities                   (1,392,133)           (181,760)
                                                                 -----------          ----------

Cash flows from financing activities:
    Activity related to investment contracts
         and universal life-type insurance:
       Considerations received                                      540,182             242,367
       Surrenders and death benefits                               (145,166)           (144,070)
       Interest credited to account balances                         61,172              48,705
                                                                 -----------          ----------

            Net cash provided by financing activities               456,188             147,002
                                                                 -----------          ----------

Net decrease in cash and cash equivalents                          (948,435)            (47,995)

Cash and cash equivalents at beginning of period                  1,118,692             260,214
                                                                 -----------          ----------

Cash and cash equivalents at end of period                      $   170,257           $ 212,219
                                                                ============          ==========

                   See accompanying notes to consolidated financial statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                 (In thousands)
                                   (unaudited)

1.       Basis of Presentation

         The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Enterprise Life Insurance Company (the Company) for the year ended December 31, 2002. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

         The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

         Recently Issued Accounting Standards

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). The accounting provisions and expanded disclosure requirements are effective at inception for VIEs created after January 31, 2003, and are effective for reporting periods beginning after June 15, 2003, for VIEs created prior to February 1, 2003. The Company continues to evaluate all relationships and interests in entities that may be considered VIEs.

2.       Investment Securities

         Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $40,712 and $6,905 for the three months ended March 31, 2003 and 2002, respectively. Gross realized losses on sales of securities classified as Available-for-Sale were ($8,082) and ($4,341) for the same periods. The Company also recognized other-than-temporary impairment losses on Available-for-Sale securities of ($6,336) for the three months ended March 31, 2003. There were no other-than-temporary impairment losses on Available-for-Sale securities for the three months ended March 31, 2002.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)
                                   (unaudited)

3.       Comprehensive Income

         Comprehensive income is defined as the aggregate change in stockholders' equity, excluding changes in ownership interests. It is the sum of net income and changes in unrealized gains or losses on available-for-sale securities and unrealized gains or losses on derivatives.

         Total comprehensive income was $13,774 and for the three months ended March 31, 2003 compared to a total comprehensive net loss of $23,778 for the three months ended March 31, 2002. The difference between net income and total comprehensive income for the three month period ended March 31, 2003 and 2002 is primarily the result of net unrealized gains and losses on available-for-sale securities that arose during the periods.

4.       Taxes and interest

         Cash paid for income taxes totaled $538 and $21,643 for the three months ended March 31, 2003 and 2002, respectively. Cash paid for interest on borrowings was not material for the three months ended March 31, 2003 and 2002.

5.       Commitments and contingencies

         There were no outstanding commitments to fund mortgage loans at March 31, 2003.

         The maximum amount of life insurance risk retained by the Company is $750 on any single life. Risk not retained is reinsured with other life insurance companies on a yearly renewable term basis. The Company retains all accidental death benefit and waiver of premium risk. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

         The Company is a party to litigation and arbitration proceedings in the ordinary course of its business. The outcome of any litigation or threatened litigation cannot be predicted with any certainty. However, in the aggregate, the Company does not consider any lawsuits in which it is named as a defendant to have a material impact on the Company's financial position or operating results.

         The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (GMDB) provisions. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, a cost is incurred by the issuer of the policy. Current accounting literature does not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, the Company currently does

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)
                                   (unaudited)

5.       Commitments and contingencies (continued)

         not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. At present, the amount paid in excess of contract value is expensed when payable. Amounts expensed for the three months ended March 31, 2003 and 2002, were $1 million and $1 million, respectively. The Company also issues certain variable annuity contracts that contain a guaranteed minimum income benefit (GMIB) feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates. To date, the Company has not expensed any amount related to GMIBs. Management believes that an anticipated American Institute of Certified Public Accountants (AICPA) Statement of Position, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"), would require the recording of a liability for the expected net costs associated with these guarantees under certain circumstances. The impact of the SOP, which is currently projected to be finalized in the second quarter of 2003, is currently being evaluated.

         The Company's annuity products all have minimum interest rate guarantees in their fixed accounts. These guarantees range from 3% to 4.5%. To the extent interest rates decline below the minimum, the Company's spread would be negatively affected.

         The IRS routinely examines the Company's federal income tax returns and is currently conducting an audit for the 1993 through 1996 tax years. Management does not believe there will be a material adverse effect on the Company's consolidated financial position as a result of these audits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company follows accounting principles generally accepted in the United States (GAAP).

Results of Operations for the Three Months Ended March 31, 2003 and 2002

Net income was $19.3 million for the three months ended March 31, 2003, compared to a net loss of $0.4 million for the three months ended March 31, 2002. The change primarily reflects increased investment levels and increased realized gains partially offset by the impact of lower average yields, primarily due to portfolio repositioning and increased interest credited on annuity contracts.

Cash on sales totaled $557 million for the three months ended March 31, 2003, compared to $272 million for the three months ended March 31, 2002. This growth is due to a significant increase in annuity sales, both fixed and variable, particularly in the fixed account portion of the Company's variable annuities.

Contractholder charges increased 56 percent to $1.8 million for the three months ended March 31, 2003, compared with $1.1 million for the three months ended March 31, 2002, due primarily to an increase in variable annuity contract surrender charges.

Mortality and expense risk fees decreased to $2.7 million for the three months ended March 31, 2003 compared with $3.4 million for the three months ended March 31, 2002. This was primarily due to a decrease in average value of separate account assets outstanding.

Net investment income increased to $86 million for the three months ended
March 31, 2003 compared with $69 million a year ago. This increase was primarily due to higher average fixed maturity security portfolio balances in 2003 offset by the impact of lower average yields.

Net realized gain on investments was $26.1 million for the three months ended March 31, 2003 compared to $0.1 million for the three months ended March 31, 2002. For the quarter ended March 31, 2003, $40.7 million of total investment gains, primarily resulting from sales of mortgage-backed securities where the Company repositioned its portfolio to improve its prepayment risk profile, were partially offset by $14.4 million of impairments and losses, the majority of which were airline-related exposures. Included in these total investment gains and losses are $40.7 million of gross realized gains and $8.1 million of gross realized losses from sales of securities, as well as $6.3 million of other-than-temporary investment impairment losses, classified as Available-for-Sale.

Total benefits and expenses were $87 million, an increase of 18 percent from the three months ended March 31, 2002. The largest component of expenses, interest credited on investment contracts and universal-life type insurance, increased 26 percent to $61 million. This was primarily due to higher aggregate amounts of fixed annuities in force, partially offset by a decrease in the rate of interest credited to annuity contracts due to the relatively low interest rate environment.

Amortization of deferred policy acquisition costs (DAC) increased to $14 million for the three months ended March 31, 2003, compared to $10 million for the three months ended March 31, 2002. The expense growth was primarily due to third quarter 2002 changes in assumed customer asset value growth rates.

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

DAC of $282 million related to annuities was on the Company's balance sheet at March 31, 2003.

Impact of Recent Market-Volatility on Results of Operations

Various aspects of the Company business are impacted by equity market levels and other market-based events. Three areas in particular involve DAC, asset management fees and structured investments. The direction and magnitude of the changes in equity markets can increase or decrease DAC expense levels and asset management fees and correspondingly affect results of operations in any particular period. Similarly, the value of the Company's structured investment portfolio is impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations.

Another area impacted by market-based events is guaranteed minimum death benefits (GMDB). The majority of the variable annuity contracts offered by the Company contain GMDB provisions. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, a cost is incurred by the issuer of the policy. Current accounting literature does not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, the Company currently does not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. At present, the amount paid in excess of contract value is expensed when payable. Amounts expensed for the three months ended March 31, 2003 and 2002, were $1 million and $1 million, respectively. The Company also issues certain variable annuity contracts that contain a guaranteed minimum income benefit (GMIB) feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates. To date, the Company has not expensed any amount related to GMIBs. Management believes that an anticipated American Institute of Certified Public Accountants (AICPA) Statement of Position, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"), would require the recording of a liability for the expected net costs associated with these guarantees under certain circumstances. The impact of the SOP, which is currently projected to be finalized in the second quarter of 2003, is currently being evaluated.

The Company's annuity products all have minimum interest rate guarantees in their fixed accounts. These guarantees range from 3% to 4.5%. To the extent interest rates decline below the minimum, the Company's spreads would be negatively affected.

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

The Company has an available line of credit with AEFC aggregating $50 million. The line of credit is used strictly as a short-term source of funds. No borrowings were outstanding under the agreement at March 31, 2003. The Company also uses reverse repurchase agreements for short term liquidity needs. There were no outstanding reverse repurchase agreements at March 31, 2003.

At March 31, 2003, approximately 4 percent of the Company's investments in fixed maturities were below investment grade bonds. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings. Additionally, the Company had a reserve for losses on mortgage loans of $7 million at March 31, 2003.

During 2001, the Company placed its rated CDO securities and related accrued interest, (collectively referred to as transferred assets), having an aggregate book value of $54 million, into a securitization trust. In return, the Company received $7 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests in the trust with allocated book amounts aggregating $47 million. As of March 31, 2003, the retained interests had a carrying value of $44 million, of which $31 million is considered investment grade. The Company has no obligations, contingent or otherwise, to such unaffiliated investors. One of the results of this transaction is that increases or decreases in future cash flows of the individual CDOs are combined into one overall cash flow for purposes of determining the carrying value of the retained interests and related impact on results of operations.

OTHER REPORTING MATTERS
Accounting Developments

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). Certain disclosures are required for financial statements issued after January 31, 2003 and are addressed in Note 1 to the Consolidated Financial Statements. The impact of adopting FIN 46 on the Consolidated Financial Statements is still being reviewed.

In April 2003,  the FASB issued  Statement  of  Financial  Accounting  Standards
(SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company is currently evaluating the impact of adopting SFAS No. 149 on the Consolidated Financial Statements.

The AICPA has issued a proposed Statement of Position, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." See the Company's Impact of Recent Market-Volatility on Results of Operations section of the Management Discussion and Analysis for further discussion.

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

ITEM 4. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            The Company is a party to litigation and arbitration proceedings in the ordinary course of its business. The outcome of any litigation or threatened litigation cannot be predicted with any certainty. However, in the aggregate, the Company does not consider any lawsuits in which it is named as a defendant to have a material impact on the Company's financial position or operating results.

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

               4.28 Form of Variable Annuity Unisex  Endorsement  (form 272110), filed electronically as Exhibit 4.13 to the Post-Effective Amendment No. 10 to Registration Statement No. 333-92297, is incorporated by reference. --

          (b)  Reports on Form 8-K.

               Form 8-K, filed April 21, 2003, Item 5, reporting that on April 15, 2003 American Enterprise Life Insurance Company appointed Jeryl A. Millner, Vice President and Controller. Ms. Millner will act as the Company's Principal Accounting Officer. She succeeds Philip C. Wentzel, who was recently appointed Vice President, Business Planning & Analysis for American Express Financial Corporation, IDS Life Insurance Company's parent. On April 17, 2003 John T. Sweeney was appointed Vice President-Finance for the Company. Mr. Sweeney will act as the Company's Principal and Chief Financial Officer.

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

REGISTRANT                             AMERICAN ENTERPRISE LIFE
                                       INSURANCE COMPANY



BY                                    /s/ John T. Sweeney
                                      --------------------
NAME AND TITLE                            John T. Sweeney
                                          Executive Vice President - Finance and
                                          Chief Financial Officer

DATE                                      May 15, 2003



BY                                    /s/ Carol A. Holton
                                      ---------------------
NAME AND TITLE                            Carol A. Holton
                                          Chief Executive Officer

DATE                                      May 15, 2003