Form 10-Q
period 2003-06-30
AMERICAN ENTERPRISE MVA ACCOUNT
filed 2003-08-14
CIK 1093644

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

                  For the quarterly period ended June 30, 2003

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

             829 AXP FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA 55474
          (Address of principal executive offices)          (Zip Code)

       (Registrant's telephone number, including area code) (612) 671-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                    Page No.

Part I.    Financial Information:

           Item 1.  Financial Statements

                    Consolidated Statements of Operations -
                    Three months ended June 30, 2003 and 2002             3

                    Consolidated Statements of Operations -
                    Six months ended June 30, 2003 and 2002               4

                    Consolidated Balance Sheets -
                    June 30, 2003 and December 31, 2002                   5

                    Consolidated Statements of Cash Flows -
                    Six months ended June 30, 2003 and 2002               6

                    Notes to Consolidated Financial Statements            7

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        11

           Item 4.  Controls and Procedures                              16

Part II.   Other Information

           Item 1.  Legal Proceedings                                    18

           Item 6.  Exhibits and Reports on Form 8-K                     18

           Signatures                                                    19

           Exhibit Index                                                E-1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (thousands)
                                   (unaudited)

                                                            Three months ended
                                                                 June 30,
                                                           2003            2002

Revenues:
   Contractholder charges                                $ 1,995       $  1,740
   Mortality and expense risk fees                         3,063          3,394
   Net investment income                                  92,194         70,719
   Net realized loss on investments                         (892)        (3,642)
                                                            ----         ------
                Total revenues                            96,360         72,211
                                                          ------         ------

Benefits and expenses:
   Interest credited on investment contracts and
     universal life-type insurance                        65,262         50,290
   Amortization of deferred policy acquisition costs      14,326         11,000
   Other insurance and operating expenses                 20,239         27,395
                                                          ------         ------
                Total benefits and expenses               99,827         88,685
                                                          ------         ------

Loss before income tax benefit                            (3,467)       (16,474)

Income tax benefit                                        (1,215)        (5,752)
                                                          ------         ------
Net loss                                                 $(2,252)      $(10,722)
                                                         =======       ========

See accompanying notes to consolidated financial statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (thousands)
                                   (unaudited)

                                                             Six months ended
                                                                 June 30,
                                                           2003           2002

Revenues:
   Contractholder charges                               $  3,786       $  2,888
   Mortality and expense risk fees                         5,763          6,813
   Net investment income                                 178,529        139,850
   Net realized gain (loss) on investments                25,257         (3,560)
                                                          ------         ------
                Total revenues                           213,335        145,991
                                                         -------        -------

Benefits and expenses:
   Interest credited on investment contracts and
     universal life-type insurance                       126,434         98,995
   Amortization of deferred policy acquisition costs      28,305         20,706
   Other insurance and operating expenses                 32,452         43,312
                                                          ------         ------
                Total benefits and expenses              187,191        163,013
                                                         -------        -------

Income (loss) before income tax expense (benefit)         26,144        (17,022)

Income tax expense (benefit)                               9,145         (5,877)
                                                           -----         ------
Net income (loss)                                       $ 16,999       $(11,145)
                                                        ========       ========

See accompanying notes to consolidated financial statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                 (thousands, except par value and share amounts)

                                                      June 30,      December 31,
                                                        2003            2002
                                                     (Unaudited)
ASSETS
Investments:
    Fixed maturity Available-for-Sale securities,
      at fair value (amortized cost:
      2003, $6,450,062; 2002, $5,105,431)             $6,695,661     $5,288,855
    Mortgage loans on real estate
      (less reserves: 2003, $7,927; 2002, $6,082)        548,558        587,535
    Other investments                                      5,370          2,381
                                                           -----          -----
                  Total investments                    7,249,589      5,878,771

Cash and cash equivalents                                 84,468      1,118,692
Amounts due from brokers                                     574          2,775
Accrued investment income                                 62,400         53,673
Deferred policy acquisition costs                        312,936        260,577
Other assets                                              18,934         17,471
Separate account assets                                  799,776        694,771
                                                         -------        -------
                  Total assets                        $8,528,677     $8,026,730
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
    Future policy benefits for fixed annuities
      and universal life-type insurance               $6,598,893     $5,411,954
    Policy claims and other
      policyholders' funds                                20,950          9,050
    Amounts due to brokers                               116,228        985,081
    Deferred income taxes                                 49,017         17,608
    Other liabilities                                     62,868         82,453
    Separate account liabilities                         799,776        694,771
                                                         -------        -------
                  Total liabilities                    7,647,732      7,200,917
                                                       ---------      ---------

Stockholder's equity:
    Capital stock, $150 par value per share;
      100,000 shares authorized, 20,000 shares
      issued and outstanding                               3,000          3,000
    Additional paid-in capital                           591,872        591,872
    Retained earnings                                    156,915        139,916
    Other comprehensive income (loss), net of tax:
      Net unrealized securities gains                    140,175        104,259
      Net unrealized derivative losses                   (11,017)       (13,234)
                                                         -------        -------
      Accumulated other comprehensive income             129,158         91,025
                                                         -------         ------
                  Total stockholder's equity             880,945        825,813
                                                         -------        -------

Total liabilities and stockholder's equity            $8,528,677     $8,026,730
                                                      ==========     ==========

See accompanying notes to consolidated financial statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (thousands)
                                   (unaudited)

                                                           Six months ended
                                                                June 30,
                                                          2003            2002

Cash flows from operating activities:
    Net income (loss)                                $    16,999    $   (11,145)
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
      Change in accrued investment income                 (8,727)        (2,716)
      Change in other assets                              (1,463)         8,527
      Change in deferred policy
        acquisition costs, net                           (59,286)       (21,184)
      Change in policy claims and other
        policyholders' funds                              11,900         10,390
      Deferred income taxes                               10,878        (13,727)
      Change in other liabilities                        (19,585)        (8,762)
      Amortization of premium, net                        10,590            127
      Net realized (gain) loss on investments            (25,257)         3,560
      Other                                                3,501          5,771
                                                           -----          -----
         Net cash used in operating activities           (60,450)       (29,159)
                                                         -------        -------

Cash flows from investing activities:
    Fixed maturity Available-for-Sale securities:
      Sales                                            1,539,712        470,898
      Maturities, sinking fund payments and calls        454,320        242,841
      Purchases                                       (3,322,928)    (1,163,750)
    Other investments:
      Sales                                               41,268         36,147
      Purchases                                           (6,433)        (2,691)
    Change in amounts due to and from brokers, net      (866,652)        18,828
                                                        --------         ------
      Net cash used in investing activities           (2,160,713)      (397,727)
                                                      ----------       --------

Cash flows from financing activities:
    Activity related to investment contracts
      and universal life-type insurance:
      Considerations received                          1,387,425        593,172
      Interest credited to account balances              126,434         98,995
      Surrenders and death benefits                     (326,920)      (287,734)
                                                        --------       --------

        Net cash provided by financing activities      1,186,939        404,433
                                                       ---------        -------

Net decrease in cash and cash equivalents             (1,034,224)       (22,453)

Cash and cash equivalents at beginning of period       1,118,692        260,214
                                                       ---------        -------
Cash and cash equivalents at end of period           $    84,468    $   237,761
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

    Recently Issued Accounting Standards

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). The accounting provisions and expanded disclosure requirements for VIEs are effective at inception for VIEs created after January 31, 2003, and are effective for reporting periods beginning after June 15, 2003, for VIEs created prior to February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's financial statements. However, the Company continues to evaluate all relationships and interests in entities that may be considered VIEs as detailed interpretations of FIN 46 continue to emerge.

    In April 2003, the FASB issued Statement of Financial Accounting Standards Board (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The adoption of this Statement is not expected to have a material impact on the Company's financial statements.

    In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). The Company is currently evaluating its impact, which, among other provisions, requires reserves related to guaranteed minimum death benefits (GMDBs) included within the variable annuity contracts offered by the Company. SOP 03-1 is required to be adopted on January 1, 2004.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

2.  Investment Securities

    Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $4 million and $5 million for the three months ended June 30, 2003 and 2002, respectively. Gross realized losses on sales of securities classified as Available-for-Sale were ($1 million) and ($0.3 million) for the three months ended June 30, 2003 and 2002, respectively. The Company also recognized other-than-temporary impairment losses on Available-for-Sale securities of ($3 million) and ($8 million) for the three months ended June 30, 2003 and 2002, respectively.

    Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $45 million and $12 million for the six months ended June 30, 2003 and 2002, respectively. Gross realized losses on sales of securities classified as Available-for-Sale were ($9 million) and ($5 million) for the six months ended June 30, 2003 and 2002, respectively. The Company also recognized other-than-temporary impairment losses on Available-for-Sale securities of ($9 million) and ($8 million) for the six months ended June 30, 2003 and 2002, respectively.

3.  Comprehensive Income

    Comprehensive income is defined as the aggregate change in stockholders' equity, excluding changes in ownership interests. It is the sum of net income and changes in unrealized gains or losses on Available-for-Sale securities, net of related tax and applicable deferred policy acquisition costs, and unrealized gains or losses on derivatives, net of related tax.

    Total comprehensive income was $41 million and $45 million for the three months ended June 30, 2003 and 2002, respectively. Total comprehensive income was $55 million and $21 million for the six months ended June 30, 2003 and 2002, respectively. The difference between net income and total comprehensive income for these periods is primarily the result of the change in net unrealized gains on Available-for-Sale securities.

4.  Taxes and interest

    Cash paid for income taxes totaled $14 million and $24 million for the six months ended June 30, 2003 and 2002, respectively. Cash paid for interest on borrowings was $5 thousand and $0 for the six months ended June 30, 2003 and 2002, respectively.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5.  Commitments and contingencies

    Commitments to fund mortgage loan investments in the ordinary course of business at June 30, 2003 aggregated $20 million.

    The maximum amount of life insurance risk retained by the Company is $750,000 on any single life. Risk not retained is reinsured with other life insurance companies on a yearly renewable term basis. The Company retains all accidental death benefit and waiver of premium risk. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

    The Company is a party to litigation and arbitration proceedings in the ordinary course of its business. The outcome of any litigation or threatened litigation cannot be predicted with any certainty. However, in the aggregate, the Company does not consider any lawsuits in which it is named as a defendant to have a material impact on the Company's financial position or operating results.

    The variable annuity contracts offered by the Company contain guaranteed minimum death benefit (GMDB) provisions. To the extent that the GMDB is higher than the current account value at the time of death, a cost is incurred by the issuer of the policy. Current accounting literature does not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, the Company currently does not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. At present, the amount paid in excess of contract value is expensed when payable. Amounts expensed for the six months ended June 30, 2003 and 2002, were $2 million and $1 million, respectively. The Company also issues certain variable annuity contracts that contain a guaranteed minimum income benefit (GMIB) feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates. To date, the Company has not expensed any amount related to GMIBs. As discussed in Note 1, SOP 03-1, which was issued by the AICPA in July 2003 with a required adoption date of January 1, 2004, will require reserves related to GMDBs. The impact of that requirement, as well as other provisions of SOP 03-1, is being evaluated.

    The Company's annuity products all have minimum interest rate guarantees in their fixed accounts. These guarantees range from 3% to 4.5%. To the extent the yield on the Company's invested asset portfolio declines below its target spread plus the minimum guarantee, the Company's profitability would be negatively affected.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

    The IRS routinely examines the Company's federal income tax returns and is currently conducting an audit for the 1993 through 1996 tax years. Management does not believe there will be a material adverse effect on the Company's consolidated financial position as a result of these audits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Enterprise Life Insurance Company (the "Company") is a stock life insurance company organized under the laws of the State of Indiana. The Company is a wholly owned subsidiary of IDS Life Insurance Company ("IDS Life"), a Minnesota corporation. IDS Life is a wholly owned subsidiary of American Express Financial Corporation ("AEFC"). AEFC is a wholly owned subsidiary of American Express Company. The Company provides financial institution clients American Express branded financial products and services to support their retail insurance and annuity operations. The Company issues variable life insurance and fixed and variable annuity contracts, primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York and New Hampshire. American Enterprise REO 1, LLC is a wholly owned subsidiary of the Company. This subsidiary holds real estate investments and/or mortgage loans on real estate.

The Company follows accounting principles generally accepted in the United States (GAAP).

Results of Operations for the Three Months Ended June 30, 2003 and 2002

Net loss was $2 million for the three months ended June 30, 2003, compared to a net loss of $11 million for the three months ended June 30, 2002. The decrease in the Company's net loss reflects increased investment income due to higher investment levels, partially offset by an increase in interest credited on investment contracts and universal life-type insurance.

Premiums and investment contract deposits totaled $878 million for the three months ended June 30, 2003, compared to $379 million for the three months ended June 30, 2002. This growth is due to relatively strong cash sales of both fixed annuities and fixed account portions of the Company's variable annuities.

Contractholder charges increased 15 percent to $2.0 million for the three months ended June 30, 2003, compared with $1.7 million for the three months ended June 30, 2002, due primarily to an increase in variable annuity contract surrender charges.

Mortality and expense risk fees decreased 10 percent to $3.1 million for the three months ended June 30, 2003 compared with $3.4 million for the three months ended June 30, 2002.

Net investment income increased to $92 million for the three months ended June 30, 2003 compared with $71 million for the same period last year. This increase was primarily due to a higher level of investments, partially offset by lower average yields.

Net realized loss on investments was ($1 million) for the three months ended June 30, 2003 compared to a net loss of ($4 million) for the three months ended June 30, 2002. For the three month period ended June 30, 2003, $4 million of total investment gains were more than offset by ($5 million) of impairments and losses. Included in these total investment gains and losses are $4 million of gross realized gains and ($1 million) of gross realized losses from sales of securities, as well as ($3 million) of other-than-temporary investment impairment losses, classified as Available-for-Sale.

For the three month period ended June 30, 2002, $5.0 million of total investment gains were more than offset by ($9 million) of impairments and losses. Included in these total investment gains and losses are $5 million of gross realized gains and ($0.3 million) of gross realized losses from sales of securities, as well as ($8 million) of other-than-temporary investment impairment losses, classified as Available-for-Sale.

Total benefits and expenses were $99.8 million, an increase of 13 percent from the three months ended June 30, 2002. This increase reflects higher interest credited on investment contracts and universal life-type insurance, which increased 30 percent to $65 million. This was primarily due to higher aggregate amounts of fixed annuities in force, partially offset by a decrease in the rate of interest credited to annuity contracts due to the relatively low interest rate environment.

Other insurance and operating expenses declined $7 million or 26 percent. The decrease reflects comparatively more favorable market value adjustments on interest rate swaps during 2003.

Amortization of deferred policy acquisition costs (DAC) increased to $14 million for the three months ended June 30, 2003, compared to $11 million for the three months ended June 30, 2002. The increase was primarily due to third quarter 2002 changes in assumed customer asset value growth rates.

Results of Operations for the Six Months Ended June 30, 2003 and 2002

Net income was $17 million for the six months ended June 30, 2003, compared to a net loss of $11 million for the six months ended June 30, 2002. The increase in net income primarily reflects increased investment income due to higher investment levels and increased net realized gains partially offset by increased interest credited on annuity contracts and the impact of lower average investment yields.

Premiums and investment contract deposits totaled $1.4 billion for the six months ended June 30, 2003, compared to $651 million for the six months ended June 30, 2002. This growth is due to a significant increase in annuity sales, both fixed and variable, particularly in the fixed account portion of the Company's variable annuities.

Contractholder charges increased 31 percent to $3.8 million for the six months ended June 30, 2003, compared with $2.9 million for the six months ended June 30, 2002, due primarily to an increase in variable annuity contract surrender charges.

Mortality and expense risk fees decreased 15 percent to $5.8 million for the six months ended June 30, 2003 compared with $6.8 million for the six months ended June 30, 2002.

Net investment income increased to $179 million for the six months ended June 30, 2003 compared with $140 million for the same period last year. This increase was primarily due to higher average fixed maturity security portfolio balances in 2003 partially offset by the impact of lower average yields.

Net realized gain on investments was $25 million for the six months ended June 30, 2003 compared to a net loss of $4 million for the six months ended June 30, 2002. For the six month period ended June 30, 2003, $45 million of total investment gains were partially offset by $20 million of impairments and losses. Included in these total investment gains and losses are $45 million of gross realized gains and $9 million of gross realized losses from sales of securities, as well as $9 million of other-than-temporary investment impairment losses, classified as Available-for-Sale.

For the six month period ended June 30, 2002, $12 million of total investment gains were more than offset by ($16 million) of impairments and losses. Included in these total investment gains and losses are $12 million of gross realized gains and ($5 million) of gross realized losses from sales of securities, as well as ($8 million) of other-than-temporary investment impairment losses, classified as Available-for-Sale.

Total benefits and expenses were $187 million, an increase of 15 percent from the six months ended June 30, 2002. This increase reflects higher interest credited on investment contracts and universal life-type insurance, which increased 28 percent to $126 million. This was primarily due to higher aggregate amounts of fixed annuities in force, partially offset by a decrease in the rate of interest credited to annuity contracts due to the relatively low interest rate environment.

Other insurance and operating expenses declined $11 million or 25 percent. The decrease reflects comparatively more favorable market value adjustments on interest rate swaps during 2003.

Amortization of deferred policy acquisition costs (DAC) increased to $28 million for the six months ended June 30, 2003, compared to $21 million for the six months ended June 30, 2002. The expense growth was primarily due to third quarter 2002 changes in assumed customer asset value growth rates.

Deferred policy acquisition costs

The costs of acquiring new business, including, for example, direct sales commissions, policy issue costs and other related costs have been deferred on the sale of annuity contracts. Deferred policy acquisition costs (DAC) for certain annuities are amortized as a percentage of the estimated gross profits expected to be realized on the policies. DAC for other annuities are amortized using the interest method.

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

When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC may also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an acceleration of DAC amortization while a decrease in amortization percentage will result in a deceleration of DAC amortization. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period, and is reflected in the period that such changes are made. DAC of $313 million related to annuities was on the Company's consolidated balance sheet at June 30, 2003.

Impact of Recent Market-Volatility on Results of Operations

Various aspects of the Company business are impacted by equity market levels and other market-based events. Three areas in particular involve DAC, mortality and expense risk fees and structured investments. The direction and magnitude of the changes in equity markets can increase or decrease DAC expense levels and mortality and expense risk fees and correspondingly affect results of operations in any particular period. Similarly, the value of the Company's structured investment portfolio is impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations.

Another area impacted by market-based events is guaranteed minimum death benefits (GMDBs). The variable annuity contracts offered by the Company contain guaranteed minimum death benefit (GMDB) provisions. To the extent that the GMDB is higher than the current account value at the time of death, a cost is incurred by the issuer of the policy. Current accounting literature does not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, the Company currently does not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. At present, the amount paid in excess of contract value is expensed when payable. Amounts expensed for the six months ended June 30, 2003 and 2002, were $2 million and $1 million, respectively. The Company also issues certain variable annuity contracts that contain a guaranteed minimum income benefit (GMIB) feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates. To date, the Company has not expensed any amount related to GMIBs. In July 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1) which requires reserves related to GMDBs. The impact of that requirement as well as other provisions of SOP 03-1 are currently being evaluated.

The Company's annuity products all have minimum interest rate guarantees in their fixed accounts. These guarantees range from 3% to 4.5%. To the extent the yield on the

Company's invested asset portfolio declines below its target spread plus the minimum guarantee, the Company's profitability would be negatively affected.

Liquidity and Capital Resources

The liquidity requirements of the Company are generally met by funds provided by annuity considerations, capital contributions, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investment principal. The primary uses of funds are annuity obligations, commissions and operating expenses and investment purchases. The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

The Company has an available line of credit with AEFC aggregating $50 million. The line of credit is used strictly as a short-term source of funds. No borrowings were outstanding under the agreement at June 30, 2003. The Company also, from time to time, uses reverse repurchase agreements for short term liquidity needs. There were no outstanding reverse repurchase agreements at June 30, 2003.

At June 30, 2003, based on amortized cost, approximately 4 percent of the Company's investments in fixed maturities were below investment grade bonds. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings. Additionally, the Company had a reserve for losses on mortgage loans of $8 million at June 30, 2003.

During 2001, the Company placed its rated CDO securities and related accrued interest, (collectively referred to as transferred assets), having an aggregate book value of $54 million, into a securitization trust. In return, the Company received $7 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests in the trust with allocated book amounts aggregating $47 million. As of June 30, 2003, the retained interests had a carrying value of $42 million, of which $31 million is considered investment grade. The Company has no obligations, contingent or otherwise, to such unaffiliated investors. One of the results of this transaction is that increases or decreases in future cash flows of the individual CDOs are combined into one overall cash flow for purposes of determining the carrying value of the retained interests and related impact on results of operations.

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

In July 2003, the AICPA issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." The Company is currently evaluating its impact, which, among other provisions, requires reserves related to GMDBs included within its variable annuity contracts. The SOP is required to be adopted on January 1, 2004. See Impact of Recent Market-Volatility on Results of Operations section of Management's Discussion and Analysis for further discussion.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Forward-Looking Statements

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "should," "could," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the Company's ability to successfully implement a business model that allows for significant earnings growth based on revenue growth that is lower than historical levels, including the ability to improve its operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost control initiatives, as well as factors impacting the Company's revenues; the Company's ability to grow its business over time, which will depend on the Company's ability to manage its capital needs and the effect of business mix, and rating agency requirements; the ability to increase investment spending, which will depend in part on the equity markets and other factors affecting revenues, and the ability to capitalize on such investments to improve business metrics; the accuracy of certain critical accounting estimates, including, the fair value of the assets in the Company's investment portfolio (including those investments that are not readily marketable); fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold, the market value of its managed assets, management, distribution and other fees received based on the value of those assets, the Company's ability to recover DAC as well as the timing of such DAC amortization, in connection with the sale of annuity and insurance products, and the level of guaranteed minimum death benefits paid to clients; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; potential deterioration in the Company's high-yield and other investments, which could result in further losses in the investment portfolio; the ability to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; the types and value of certain death benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of reinsurance rates and the availability and adequacy of reinsurance to protect the Company against losses; a downturn in the Company's business and/or negative changes in the Company's and its subsidiaries' claims-paying ability and other ratings, which could negatively impact sales; increasing competition in all of the Company's major lines of business; fluctuations in interest rates, which impact the Company's spreads, credit trends and the rate of bankruptcies, which can affect returns on the Company's investment portfolios; changes in laws or government regulations, including tax laws affecting the Company's business or that may affect the sales of the Company's products, and regulatory activity in the areas of customer privacy, consumer protection, business continuity and data protection; the adoption of recently issued accounting rules related to the consolidation of variable interest entities, including those involving CDOs and SLTs that the Company invests in, which could affect both the Company's balance sheet and results of operations; and outcomes and costs associated with litigation and compliance and regulatory matters.

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

Item 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a) Exhibits

               See Exhibit Index on page E-1 hereof.

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

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                  (Registrant)

Date: August 13, 2003               By  /s/ John T. Sweeney
                                        ----------------------
                                            John T. Sweeney
                                            Executive Vice President -Finance
                                            and Chief Financial Officer








Date: August 13, 2003               By  /s/ Carol A. Holton
                                        ---------------------
                                            Carol A Holton
                                            Chief Executive Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit                             Description

31.1 Certification of Carol A. Holton pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2 Certification of John T. Sweeney pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Carol A. Holton pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of John T. Sweeney pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.