Form 10-Q
period 2003-09-30
AMERICAN ENTERPRISE MVA ACCOUNT
filed 2003-11-14
CIK 1093644

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

                For the quarterly period ended September 30, 2003

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

                        Commission file number 333-65080

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              INDIANA                                   94-2786905
-----------------------------------               ---------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

829 AXP FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA             55474
------------------------------------------------           ----------
   (Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)  (612) 671-3131
                                                      --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes __X__  No_____

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes _____  No __X__

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                                    FORM 10-Q

                                      INDEX
                                                                        Page No.
Part I.   Financial Information:

          Item 1.  Financial Statements

                   Consolidated Statements of Operations - Three
                   months ended September 30, 2003 and 2002                   1

                   Consolidated Statements of Operations - Nine
                   months ended September 30, 2003 and 2002                   2

                   Consolidated Balance Sheets - September 30, 2003
                   and December 31, 2002                                      3

                   Consolidated Statements of Cash Flows - Nine
                   months ended September 30, 2003 and 2002                   4

                   Notes to Consolidated Financial Statements             5 - 8

          Item 2.  Management's Discussion and Analysis of Financial     9 - 14
                   Condition and Results of Operations

          Item 4.  Controls and Procedures                                   15

Part II.  Other Information                                                  17

          Item 1.  Legal Proceedings                                         17

          Item 6.  Exhibits and Reports on Form 8-K                          17

          Signatures                                                         18

          Exhibit Index                                                     E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (thousands)
                                               (unaudited)

                                                                              Three months ended
                                                                                September 30,
                                                                     -------------------------------------
                                                                         2003                     2002
                                                                     --------------           -------------
Revenues:
    Contractholder charges                                          $      1,798              $     1,890
    Mortality and expense risk fees                                        3,478                    2,925
    Net investment income                                                 97,578                   74,178
    Net realized (loss) gain on investments                               (3,728)                   2,785
                                                                   --------------             -------------
                                   Total revenues                         99,126                   81,778
                                                                   --------------             -------------
Benefits and expenses:
    Interest credited on investment contracts and
       universal life-type insurance                                      68,178                   52,884
    Amortization of deferred policy acquisition costs                     10,267                   16,142
    Other insurance and operating expenses                                11,009                   34,506
                                                                   --------------             -------------
                                   Total benefits and expenses            89,454                  103,532
                                                                   --------------             -------------

Income (loss) before income tax provision (benefit)                        9,672                  (21,754)

Income tax provision (benefit)                                             2,842                   (7,965)
                                                                   --------------             -------------

Net income (loss)                                                   $      6,830              $   (13,789)
                                                                   ==============             =============

                             See Notes to Consolidated Financial Statements.

                               AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (thousands)
                                               (unaudited)

                                                                              Nine months ended
                                                                                September 30,
                                                                     -------------------------------------
                                                                         2003                    2002
                                                                     -------------           -------------
Revenues:
    Contractholder charges                                           $     5,584             $    4,778
    Mortality and expense risk fees                                        9,241                  9,738
    Net investment income                                                276,107                214,028
    Net realized gain (loss) on investments                               21,529                   (775)
                                                                    -------------           -------------
                                   Total revenues                        312,461                227,769
                                                                    -------------           -------------
Benefits and expenses:
    Interest credited on investment contracts and
       universal life-type insurance                                     194,612                151,879
    Amortization of deferred policy acquisition costs                     38,572                 36,848
    Other insurance and operating expenses                                43,461                 77,818
                                                                    -------------           -------------
                                   Total benefits and expenses           276,645                266,545
                                                                    -------------           -------------

Income (loss) before income tax provision (benefit)                       35,816                (38,776)

Income tax provision (benefit)                                            11,987                (13,842)
                                                                    -------------           -------------

Net income (loss)                                                    $    23,829             $  (24,934)
                                                                    =============           =============

                             See Notes to Consolidated Financial Statements.

                                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                         CONSOLIDATED BALANCE SHEETS
                               (thousands, except par value and share amounts)

                                                                        September 30,          December 31,
                                                                             2003                  2002
                                                                      -------------------    -----------------
                                                                         (unaudited)
Assets
Investments:
    Fixed maturity Available-for-Sale securities, at fair value
       (amortized cost: 2003, $6,480,762; 2002, $5,105,431)           $    6,644,968           $  5,288,855
     Mortgage loans on real estate
       (less reserves: 2003, $7,927; 2002, $6,082)                           553,083                587,535
    Other investments                                                          5,324                  2,381
                                                                      ---------------         --------------
                  Total investments                                        7,203,375              5,878,771

Cash and cash equivalents                                                     58,863              1,118,692
Amounts due from brokers                                                      58,769                  2,775
Accrued investment income                                                     65,611                 53,673
Deferred policy acquisition costs                                            330,288                260,577
Other assets                                                                  11,078                 17,471
Separate account assets                                                      913,789                694,771
                                                                      ---------------         --------------

                  Total assets                                         $   8,641,773           $  8,026,730
                                                                      ===============         ==============

Liabilities and Stockholder's Equity
Liabilities:
    Future policy benefits for fixed annuities and
       universal life-type insurance                                   $   6,725,621           $  5,411,954
    Policy claims and other
       policyholders' funds                                                    9,599                  9,050
    Amounts due to brokers                                                    63,303                985,081
    Deferred income taxes                                                     26,048                 17,608
    Other liabilities                                                         61,227                 82,453
    Separate account liabilities                                             913,789                694,771
                                                                      ---------------         --------------

                     Total liabilities                                     7,799,587              7,200,917
                                                                      ---------------         --------------

Stockholder's equity:
    Capital stock, $150 par value per share;
       100,000 shares authorized, 20,000 shares
       issued and outstanding                                                  3,000                  3,000
    Additional paid-in capital                                               591,872                591,872
    Retained earnings                                                        163,745                139,916
    Other comprehensive income (loss), net of tax:
        Net unrealized securities gains                                       93,486                104,259
        Net unrealized derivative losses                                      (9,917)               (13,234)
                                                                       ---------------         --------------
            Accumulated other comprehensive income                            83,569                 91,025
                                                                       ---------------         --------------

                     Total stockholder's equity                              842,186                825,813
                                                                       ---------------         --------------

Total liabilities and stockholder's equity                              $  8,641,773           $  8,026,730
                                                                       ===============         ==============

                               See Notes to Consolidated Financial Statements.

                                AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (thousands)
                                               (unaudited)

                                                                               Nine months ended
                                                                                 September 30,
                                                                           2003                  2002
                                                                     ----------------      ----------------
Cash Flows from Operating Activities
    Net income (loss)                                                  $    23,829          $   (24,934)
    Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
       Change in accrued investment income                                 (11,938)                (415)
       Change in other assets                                                6,393                8,774
       Change in deferred policy acquisition costs, net                    (67,072)             (42,583)
       Change in policy claims and other
          policyholders' funds                                                 549               58,201
       Deferred income taxes                                                12,455               (7,814)
       Change in other liabilities                                         (21,226)               1,898
       Amortization of premium, net                                         17,374                  169
       Net realized (gain) loss on investments                             (21,529)                 775
       Other                                                                 5,235                8,920
                                                                     --------------        -------------

     Net cash (used in) provided by operating activities                   (55,930)               2,991
                                                                    ---------------        -------------

Cash Flows from Investing Activities
    Fixed maturity Available-for-Sale securities:
       Sales                                                             2,411,140              741,768
       Maturities, sinking fund payments and calls                         740,832              345,274
       Purchases                                                        (4,522,086)          (1,733,730)
    Other investments:
       Sales, maturities, sinking fund payments and calls                   53,545               50,437
       Purchases                                                           (23,227)              (2,691)
    Change in amounts due to and from brokers, net                        (977,772)            (140,686)
                                                                      -------------        -------------

    Net cash used in investing activities                               (2,317,568)            (739,628)
                                                                      -------------        -------------

Cash Flows from Financing Activities
    Activity related to investment contracts
        and universal life-type insurance:
       Considerations received                                           1,636,948            1,465,983
       Interest credited to account balances                               194,612              151,879
       Surrenders and death benefits                                      (517,891)            (439,789)
                                                                      -------------        -------------

    Net cash provided by financing activities                             1,313,669           1,178,073
                                                                      -------------        -------------

Net (decrease) increase in cash and cash equivalents                    (1,059,829)             441,436

Cash and cash equivalents at beginning of period                         1,118,692              260,214
                                                                      -------------        -------------

Cash and cash equivalents at end of period                             $    58,863          $   701,650
                                                                      =============        =============

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

         Recently Issued Accounting Standards

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). In October 2003, the FASB issued a statement delaying the effective date of the consolidation provisions of FIN 46 from July 1, 2003 to December 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's financial statements. However, the Company continues to evaluate all relationships and interests in entities that may be considered VIEs as detailed interpretations of FIN 46 continue to emerge.

         In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). The Company is currently evaluating its impact, which, among other provisions, requires reserves related to guaranteed minimum death benefits

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         (GMDBs) and guaranteed minimum income benefits (GMIBs) included within the variable annuity contracts offered by the Company. SOP 03-1 is required to be adopted on January 1, 2004.

2.       Investment Securities

         Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $6.5 million and $11.5 million for the three months ended September 30, 2003 and 2002, respectively. Gross realized losses on sales of securities classified as Available-for-Sale were $10.2 million and $5.7 million for the three months ended September 30, 2003 and 2002, respectively. The Company also recognized other-than-temporary impairment losses on Available-for-Sale securities of $1.6 million for the three months ended September 30, 2002.

         Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $51.2 million and $23.6 million for the nine months ended September 30, 2003 and 2002, respectively. Gross realized losses on sales of securities classified as Available-for-Sale were $19.3 million and $10.3 million for the nine months ended September 30, 2003 and 2002, respectively. The Company also recognized other-than-temporary impairment losses on Available-for-Sale securities of $9.3 million and $9.5 million for the nine months ended September 30, 2003 and 2002.

3.       Comprehensive Income

         Comprehensive income is defined as the aggregate change in stockholders' equity, excluding changes in ownership interests. It is the sum of net income and changes in unrealized gains or losses on Available-for-Sale securities and applicable deferred policy acquisition costs, net of related tax and unrealized gains or losses on derivatives, net of related tax.

         Total comprehensive (loss) income was a loss of $38.8 million and income of $56.1 million for the three months ended September 30, 2003 and 2002, respectively. Total comprehensive income was $16.4 million and $76.8 million for the nine months ended September 30, 2003 and 2002, respectively. The difference between net income and total comprehensive income for these periods primarily reflects the change in net unrealized gains on Available-for-Sale securities.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

4.       Taxes and interest

         Cash received for income taxes during the nine months ended September 30, 2003 was $2.4 million. Net income taxes paid during the nine months ended September 30, 2002 was $19.4 million. Interest paid on borrowings during the nine months ended September 30, 2003 was $253,000.

5.       Commitments and contingencies

         Commitments to fund mortgage loans on real estate at September 30, 2003 were $1.2 million.

         The maximum amount of life insurance risk retained by the Company is $750,000 on any single life. Risk not retained is reinsured with other life insurance companies on a yearly renewable term basis. The Company retains all accidental death benefit and waiver of premium risk. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

         The variable annuity contracts offered by the Company contain guaranteed minimum death benefit (GMDB) provisions. To the extent that the GMDB is higher than the current account value at the time of death, a cost is incurred by the issuer of the policy. Current accounting literature does not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, the Company currently does not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. At present, the amount paid in excess of contract value is expensed when payable. Amounts expensed for the three months ended September 30, 2003 and 2002, were $500,000 and $1 million, respectively. Amounts expensed for the nine months ended September 30, 2003 and 2002, were $2.5 million and $2.0 million, respectively. The Company also issues certain variable annuity contracts that contain a guaranteed minimum income benefit (GMIB) feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates. To date, the Company has not expensed any amount related to GMIBs as all terms on GMIB features are within the stipulated waiting periods. As discussed in Note 1, SOP 03-1, which was issued by the AICPA in July 2003 with a required adoption date of January 1, 2004, will require reserves related to GMDBs and GMIBs. The impact of that requirement, as well as other provisions of SOP 03-1, is being evaluated.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         The Company's annuity products all have minimum interest rate guarantees in their fixed accounts. These guarantees range from 3 percent to 4.5 percent. To the extent the yield on the Company's invested asset portfolio declines below its target spread plus the minimum guarantee, the Company's profitability would be negatively affected.

         The IRS routinely examines the Company's federal income tax information and is currently conducting an audit for the 1993 through 1996 tax years. Management does not believe there will be a material adverse effect on the Company's consolidated financial position as a result of these audits.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Enterprise Life Insurance Company (the "Company") is a stock life insurance company organized under the laws of the State of Indiana. The Company is a wholly owned subsidiary of IDS Life Insurance Company ("IDS Life"), a Minnesota corporation. IDS Life is a wholly owned subsidiary of American Express Financial Corporation ("AEFC"). AEFC is a wholly owned subsidiary of American Express Company. The Company provides financial institution clients with American Express branded financial products and services to support their retail insurance and annuity operations. The Company issues variable life insurance and fixed and variable annuity contracts, primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York and New Hampshire. American Enterprise REO 1, LLC is a wholly owned subsidiary of the Company. This subsidiary holds real estate investments and/or mortgage loans on real estate.

The Company follows accounting principles generally accepted in the United States (GAAP).

Results of Operations for the Three Months Ended September 30, 2003 and 2002

Net income was $6.8 million for the three months ended September 30, 2003, compared to a net loss of $13.8 million for the three months ended September 30, 2002, and reflects increased investment income due to higher investment levels partially offset by lower investment yields and a decrease in other insurance and operating expense, partially offset by an increase in interest credited on investment contracts and universal life-type insurance.

Net investment income increased 32 percent reflecting a higher average level of investments, partially offset by lower average yields on the investment portfolio.

Net realized loss on investments was $3.7 million for the three months ended September 30, 2003 compared to net realized gain on investments of $2.8 million for the three months ended September 30, 2002.

For the three months ended September 30, 2003, $6.5 million of gross realized gains were more than offset by $10.2 million of gross realized losses from sales of securities classified as Available-for-Sale. For the three months ended September 30, 2002, $11.5 million of gross realized gains from sales of securities classified as Available-for-Sale were partially offset by $8.7 million of impairments and losses. Included in these impairments and losses are $5.7 million of gross realized losses from sales of securities, as well as $1.6 million of other-than-temporary investment impairment losses, classified as Available-for-Sale.

Total benefits and expenses were $89.5 million, a decrease of 14 percent from the three months ended September 30, 2002. This decrease reflects lower other insurance and operating expenses, lower DAC amortization and lower crediting rates as a result of the relatively low interest rate environment, partially offset by increased interest credited expenses as a result of higher average levels of fixed annuities in force. Other insurance and operating expenses decreased 68 percent to $11 million, partially reflecting favorable market value changes on interest rate swaps in 2003 compared to unfavorable market value changes in 2002. The relatively low and stable interest rate environment in the third quarter 2003 compared to declining interest rates during the third quarter of 2002 is the primary driver behind the favorable market value changes to the interest rate swaps. The Company enters into pay-fixed, receive-variable interest rate swaps with its parent company (IDS
Life) to protect the spread between yields earned on investments and crediting rates on fixed-annuity products. The interest rate swaps are economic hedges that are not designated for hedge accounting treatment under SFAS No. 133.

Amortization of deferred policy acquisition costs (DAC) decreased 36 percent reflecting a $4.6 million increase in DAC amortization expense in the third quarter 2002 together with a $3.2 million decrease in DAC amortization expense in the third quarter of 2003, both as a result of the Company's annual third quarter review of various DAC assumptions and practices. See the DAC section below for further discussion of DAC and related adjustments.

The change in the income tax provision (benefit) quarter over quarter reflects pre-tax income of $9.7 million in the 2003 period as opposed to a pre-tax loss of $21.8 million in the same period a year ago.

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

Net income was $23.8 million for the nine months ended September 30, 2003, compared to a net loss of $24.9 million for the nine months ended September 30, 2002. The favorable change in net income primarily reflects increased net investment income and net realized gains on investments versus a slight loss in the 2002 period, as well as decreased other insurance and operating expense, partially offset by increased interest credited on investment contracts and universal life-type insurance.

Net investment income increased 29 percent reflecting a higher average level of investments partially offset by lower average yields on the investment portfolio.

Net realized gain on investments was $21.5 million for the nine months ended September 30, 2003 compared to a net loss of $775,000 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, $51.2 million of gross realized gains from sales of securities classified as Available-for-Sale were partially offset by $29.7 million of impairments and losses. Included in these total impairments and losses are $19.3 million of gross realized losses from sales of securities, as well as $9.3 million of other-than-temporary investment impairment losses, classified as Available-for-Sale.

For the nine months ended September 30, 2002, $23.6 million of gross realized gains from sales of securities classified as Available-for-Sale were slightly more than offset by $24.4 million of impairments and losses. Included in these impairments and losses are $10.3 million of gross realized losses from sales of securities, as well as $9.5 million of other-than-temporary investment impairment losses, classified as Available-for-Sale.

Total benefits and expenses were $276.6 million, an increase of 4 percent from the nine months ended September 30, 2002. This increase reflects higher interest credited on investment contracts and universal life-type insurance and slightly higher DAC amortization expense, partially offset by a substantial decrease in other insurance and operating expenses. Interest credited on investment contracts and universal-type insurance increased 28 percent reflecting higher average levels of fixed annuities in force, partially offset by lower crediting rates as a result of the relatively low interest rate environment. Other insurance and operating expenses decreased 44 percent, partially reflecting favorable market value changes on interest rate swaps during 2003.

DAC amortization expense increased 5 percent reflecting the third quarter 2003 and 2002 DAC related adjustments as a result of the Company's annual third quarter review of various DAC assumptions and practices, which were more than offset by a relative increase in DAC amortization expense during the first two quarters of 2003 as a result of the third quarter 2002 changes in assumed customer asset value growth rates.

The year-to-date 2003 versus 2002 change in the income tax provision (benefit) reflects year-to-date pre-tax income of $35.8 million during the nine months ended September 30, 2003, while during the same period a year ago, the Company incurred a year-to-date pre-tax loss of $38.8 million.

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

When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC may also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an acceleration of DAC amortization while a decrease in amortization percentage will result in a deceleration of DAC amortization. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period, and is reflected in the period that such changes are made. As a result of these reviews, the Company took actions in both 2003 and 2002 that impacted the DAC balance and expenses.

In the third quarter of 2003, the Company improved its modeling of certain variable annuity contract revenues and unlocked estimated gross profits retrospectively to reflect actual interest margins and death and other benefits. The Company also adjusted its assumptions to reflect lower than previously assumed spreads on fixed account values and adjusted the near-term rate and period used in projecting growth in customer asset values on variable annuities. These actions resulted in a $3.2 million reduction in DAC amortization expense.

In the third quarter of 2002, the Company reset its customer asset value growth rate assumptions for variable annuity products to anticipate near-term and long-term growth at an annual rate of 7%. This action resulted in a $4.6 million increase in DAC amortization expense.

DAC of $330.3 million related to annuities was on the Company's consolidated balance sheet at September 30, 2003. The DAC balance was $260.6 million at December 31, 2002, and was also related to annuities.

Impact of Market-Volatility on Results of Operations

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

Another area impacted by market-based events is guaranteed minimum death benefits (GMDBs). The variable annuity contracts offered by the Company contain guaranteed minimum death benefit (GMDB) provisions. To the extent that the GMDB is higher than the current account value at the time of death, a cost is incurred by the issuer of the policy. Current accounting literature does not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, the Company currently does not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. At present, the amount paid in excess of contract value is expensed when payable. Amounts expensed for the three months ended September 30, 2003 and 2002, were $500,000 and $1 million, respectively. Amounts expensed for the nine months ended September 30, 2003 and 2002, were $2.5 million and $2 million, respectively. The Company also issues certain variable annuity contracts that contain a guaranteed minimum income benefit (GMIB) feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates. To date, the Company has not expensed any amount related to GMIBs as all terms on GMIB features are within the stipulated waiting periods. In July 2003, the American Institute of

Certified Public Accountants (AICPA) issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1) which requires reserves related to GMDBs and GMIBs. The impact of that requirement as well as other provisions of SOP 03-1 is currently being evaluated.

The Company's annuity products all have minimum interest rate guarantees in their fixed accounts. These guarantees range from 3 percent to 4.5 percent. To the extent the yield on the Company's invested asset portfolio declines below its target spread plus the minimum guarantee, the Company's profitability would be negatively affected.

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

The Company has an available line of credit with AEFC aggregating $50 million. The line of credit is used strictly as a short-term source of funds. No borrowings were outstanding under the line of credit at September 30, 2003. The Company also, from time to time, uses reverse repurchase agreements for short-term liquidity needs. There were no reverse repurchase agreements outstanding at September 30, 2003.

At September 30, 2003, based on amortized cost, approximately 5 percent of the Company's investments in fixed maturities were below investment grade bonds. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings. Additionally, the Company had a reserve for losses on mortgage loans of $8 million at September 30, 2003.

During 2001, the Company placed its rated collateralized debt obligation (CDO) securities and related accrued interest, (collectively referred to as transferred assets), having an aggregate book value of $54 million, into a securitization trust. In return, the Company received $7 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests in the trust with allocated book amounts aggregating $47 million. As of September 30, 2003, the retained interests had a carrying value of $43 million, of which $33 million is considered investment grade. The Company has no obligations, contingent or otherwise, to such unaffiliated investors. One of the results of this transaction is that increases or decreases in future cash flows of the individual CDOs are combined into one overall cash flow for purposes of determining the carrying value of the retained interests and related impact on results of operations.

OTHER REPORTING MATTERS
Accounting Developments

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). In October 2003, the FASB issued a statement delaying the effective date of the consolidation provisions of FIN 46 from July 1, 2003 to December 31, 2003. Certain disclosures are required for financial statements issued after January 31, 2003 and are addressed in Note 1 to the Consolidated Financial Statements. The impact of adopting FIN 46 on the Consolidated Financial Statements is dependent upon further FASB interpretations of FIN 46.

In July 2003, the AICPA issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). The Company is currently evaluating its impact, which, among other provisions, requires reserves related to guaranteed minimum death benefits (GMDBs) and guaranteed minimum income benefits (GMIBs) included within its variable annuity contracts. SOP 03-1 is required to be adopted on January 1, 2004. See Impact of Recent Market-Volatility on Results of Operations section of MD&A for further discussion.

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

Forward-Looking Statements

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "should," "could," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the Company's ability to successfully implement a business model that allows for significant earnings growth based on revenue growth that is lower than historical levels, including the ability to improve its operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost control initiatives, as well as factors impacting the Company's revenues; the Company's ability to grow its business over time, which will depend on the Company's ability to manage its capital needs and the effect of business mix, and rating agency requirements; the ability to increase investment spending, which will depend in part on the equity markets and other factors affecting revenues, and the ability to capitalize on such investments to improve business metrics; the accuracy of certain critical accounting estimates, including, the fair value of the assets in the Company's investment portfolio (including those investments that are not readily marketable); fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold, the market value of its managed assets, management, distribution and other fees received based on the value of those assets, the Company's ability to recover DAC as well as the timing of such DAC amortization, in connection with the sale of annuity and insurance products, and the level of guaranteed minimum death benefits paid to clients; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; potential deterioration in the Company's high-yield and other investments, which could result in further losses in the investment portfolio; the ability to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; the types and value of certain death benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of reinsurance rates and the availability and adequacy of reinsurance to protect the Company against losses; a downturn in the Company's business and/or negative changes in the Company's and its subsidiaries' claims-paying ability and other ratings, which could negatively impact sales; increasing competition in all of the Company's major lines of business; fluctuations in interest rates, which impact the Company's spreads, credit trends and the rate of bankruptcies, which can affect returns on the Company's investment portfolios; changes in laws or government regulations, including tax laws affecting the Company's business or that may affect the sales of the Company's products, and regulatory activity in the areas of customer privacy, consumer protection, business continuity and data protection; the adoption of recently issued accounting rules related to the consolidation of variable interest entities, including those involving CDOs that the Company invests in, which could affect both the Company's balance sheet and results of operations; and outcomes and costs associated with litigation and compliance and regulatory matters.

PART II - OTHER INFORMATION

AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                    See Exhibit Index on page E-1 hereof.

         (b) Reports on Form 8-K.

                    There were no reports on Form 8-K filed by the Company during the quarterly period ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                                (Registrant)




Date:  November 14, 2003            By  /s/ Carol A. Holton
                                        -------------------
                                            Carol A. Holton
                                            Chief Executive Officer




Date:  November 14, 2003            By  /s/ John T. Sweeney
                                        -------------------
                                            John T. Sweeney
                                            Executive Vice President - Finance
                                            and Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit                                 Description

31.1 Certification of Carol A. Holton pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2 Certification of John T. Sweeney pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Carol A. Holton and John T. Sweeney pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.