Form 10-K
period 2003-12-31
AMERICAN ENTERPRISE MVA ACCOUNT
filed 2004-03-30
CIK 1093644

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________to ________

                        Commission file number 333-65080

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

                     Indiana                                     94-2786905
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)


               829 AXP Financial Center
                Minneapolis, Minnesota                      55474
         (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (612) 671-3131

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ______ No __X__

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                                TABLE OF CONTENTS

Form 10-K
Item Number
                                                                            Page
PART I
1.   Business................................................................1
          Introduction.......................................................1
          Regulation.........................................................1
          Ratings............................................................1
          Risk Based Capital.................................................2
          The General Account................................................2
          The Variable Accounts..............................................3
          Annuities:  Product Features and Risks.............................4
          Variable Annuities.................................................4
          Fixed Annuities....................................................4
          Annuity Risks......................................................4
          Insurance:  Product Features and Risks.............................5
          Variable Life Insurance............................................5
          Insurance Risks....................................................6
2.   Properties..............................................................6
3.   Legal Proceedings.......................................................6
4.   Submission of Matters to a Vote of Security Holders.....................6

PART II
5.   Market for Registrant's Common Equity and Related Stockholder Matters...6
6.   Selected Financial Data.................................................6
7.   Management's Discussion and Analysis of Consolidated Financial
     Condition and Results of Operations.....................................7
7A.  Quantitative and Qualitative Disclosures About Market Risk..............15
8.   Financial Statements and Supplementary Data.............................15
9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure....................................................15
9A.  Controls and Procedures.................................................16

PART III
14.  Principal Accountant Fees and Services..................................16

PART VI
15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........17
     Signatures..............................................................18
     Index to Financial Statements...........................................F-1
     Exhibit Index...........................................................E-1

                                     PART I

ITEM 1. BUSINESS

                                  Introduction

American Enterprise Life Insurance Company ("American Enterprise Life") is a stock life insurance company organized under the laws of the State of Indiana. American Enterprise Life is a wholly owned subsidiary of IDS Life Insurance Company ("IDS Life"), a Minnesota corporation. IDS Life is a wholly owned subsidiary of American Express Financial Corporation ("AEFC"). AEFC is a wholly owned subsidiary of American Express Company. American Enterprise Life provides financial institution clients American Express branded financial products and services to support their retail insurance and annuity operations. American Enterprise Life issues variable life insurance and fixed and variable annuity contracts, primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York and New Hampshire. During 2003, American Enterprise Life continued to expand its network of third-party distributors and its range of variable annuity products offered through them, resulting in strong third-party sales efforts. American Enterprise Life improved its competitive position during 2003, increasing market share, substantially adding to its client base, and further broadening its variable annuity product lineup. American Enterprise Life also expanded and strengthened its distribution and technology capability. American Enterprise Life competes directly with several other insurers in the third-party distribution channel. American Enterprise Life's 2003 sales decreased slightly to $1.9 billion from the $2.2 billion of record-setting sales in 2002. American Enterprise REO 1, LLC is a wholly owned subsidiary of American Enterprise Life. This subsidiary holds real estate investments and/or mortgage loans on real estate.

                                   Regulation

American Enterprise Life is subject to comprehensive regulation by the Indiana Department of Insurance. The laws of the other states in which American Enterprise Life does business also regulate such matters as the licensing of sales personnel and, in many cases, the marketing and contents of insurance policies and annuity contracts. The primary purpose of such regulation and supervision is to protect the interests of contract owners.

Regulatory scrutiny of market conduct practices of insurance companies, including sales, marketing and replacements of life insurance and annuities and "bonus" annuities, and market timing and late trading under variable products has increased significantly in recent years and is affecting the manner in which companies approach various operational issues, including compliance. The number of private lawsuits alleging violations of laws in connection with insurance and annuity market conduct has increased (see "Legal Proceedings" section herein).

On the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of annuities and life insurance policies, accounting procedures, as well as the treatment of persons differently because of gender, with respect to terms, conditions, rates or benefits of an insurance contract. New federal regulation in any of these areas could potentially have an adverse effect upon American Enterprise Life.

                                     Ratings

American Enterprise Life had consolidated assets at December 31, 2003 of approximately $8.7 billion, based on accounting principles generally accepted in the United States ("GAAP") and reported total statutory capital and surplus at December 31, 2003 of $495.8 million, on a statutory accounting basis.

American Enterprise Life receives ratings from independent rating agencies. Generally, American Enterprise Life does not receive an individual rating, but receives the same rating as IDS Life. These agencies evaluate the financial soundness and claims-paying ability of insurance companies based on a number of different factors. The ratings relate to American Enterprise Life's general account and not to the variable accounts. This information generally does not relate to the management or performance of the variable subaccounts of the contracts.

Ratings are important to maintaining public confidence in American Enterprise Life and its ability to market its annuity and life insurance products. Lowering of American Enterprise Life ratings could have a material adverse effect on American Enterprise Life's ability to market products and could lead to increased surrenders of American Enterprise Life's products. Rating agencies continually review the financial performance and condition of insurers. Also, the rating agencies have a variety of policies and practices regarding the relationships among ratings of affiliated entities. As such, the ratings of American Enterprise Life could be affected by changes in ratings of IDS Life and/or American Express Company. As of the end of 2003, American Enterprise Life was rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength was rated "Aa3" (Excellent) by Moody's Investors Service, Inc. (Moody's), and "AA" (Very Strong) by Fitch.

The foregoing ratings reflect each rating agency's opinion of American Enterprise Life's financial strength, operating performance and ability to meet its obligations to contract owners. Such factors are of primary concern to contract owners, agents and intermediaries, but also may be of interest to investors.

                               Risk Based Capital

The National Association of Insurance Commissioners ("NAIC") adopted Risk Based Capital ("RBC") requirements for life insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. At December 31, 2003, American Enterprise Life had total adjusted capital of approximately $543.4 million on a statutory accounting basis. As defined by the NAIC, total adjusted capital includes certain asset valuation reserves excluded from the $495.8 million of statutory capital and surplus referred to above. The Insurance Department of the State of Indiana, American Enterprise Life's insurance regulator, requires insurance companies to maintain a minimum RBC called the "authorized control level." If total adjusted capital fell below the authorized control level, the Insurance Department of the State of Indiana would be authorized to exercise management control over American Enterprise Life. For American Enterprise Life, the authorized control level capital was $92.1 million at December 31, 2003.

In addition, American Enterprise Life, like other life insurance companies, is expected to maintain capital at a level above which would require a company to file an action plan with the Insurance Department of the State of Indiana. This is referred to as the "company action level." For American Enterprise Life, the company action level capital was $184.2 million at December 31, 2003.

As described above, American Enterprise Life maintains levels of RBC far in excess of the authorized control and company action levels required by the Insurance Department of the State of Indiana. The level of capital maintained in American Enterprise Life is thought to be appropriate by management and is more commensurate with standards necessary to maintain American Enterprise Life's ratings with the various credit and claims-paying rating agencies.

                               The General Account

Assets supporting contract values associated with fixed account annuity products, as well as those associated with fixed account options under variable insurance and annuity products (collectively, the "fixed accounts") are part of an insurer's "general account." Under fixed accounts, the insurer bears the investment risk. By investing general account assets, American Enterprise Life seeks to maintain a dependable and targeted difference or "spread" between the interest rate earned on general account assets and the interest rate credited to contract owners' fixed accounts. This spread is a major driver of net income for American Enterprise Life.

In the general account, American Enterprise Life primarily invests in fixed maturity securities over a broad range of maturities for the purpose of providing a targeted rate of return on its investments while controlling risk. The majority of these fixed income securities are interest bearing investments such as government obligations, mortgage-backed obligations and various corporate debt instruments. American Enterprise Life does not invest in securities to generate trading profits.

American Enterprise Life has the discretion to set the rate of interest credited to contract owners' fixed accounts. However, this discretion is limited by the contract's guaranteed minimum crediting interest rates ranging from 1.5% to 4.5%. The interest rates credited to contract owners' fixed accounts are generally reset at shorter intervals than the maturity of underlying investments. Therefore, margins may be negatively impacted by increases in the general level of interest rates. In a low interest rate environment, such as that experienced recently, and to the extent the yield on American Enterprise Life's investment portfolio declines below its target spread plus the minimum guarantee, American Enterprise Life's profitability would be negatively affected. American Enterprise Life's investment committee deploys several strategies to help manage risk. See the Risk Management section that follows for more details on the investment committee and the specific strategies employed.

                              The Variable Accounts

Variable insurance and annuity products also offer variable account investment options in addition to the fixed account options. Under variable accounts, contract owners bear the investment risk. The variable accounts are registered as unit investment trusts under the Investment Company Act of 1940.

Generally, the variable accounts consist of a number of subaccounts, each of which invests in shares of a particular fund. Contract owners can allocate their payments among variable subaccounts that invest in underlying mutual funds. The underlying funds are managed both by internal and third-party money managers. Internally managed proprietary funds for American Enterprise Life's variable annuities include the nineteen AXP Variable Portfolio Funds. During the fourth quarter of 2003, AEFC replaced IDS Life Insurance Company as the investment manager of these internally managed proprietary funds. Concurrent with the investment manager change, American Enterprise Life entered into an agreement with AEFC to receive administrative services fees for the fund management services, other than investment management, that American Enterprise Life continues to provide the underlying proprietary mutual funds.

American Enterprise Life also retains third-party money managers AIM Advisors Inc., Alliance Capital Management, L.P., American Century Investment Management, Inc., BAMCO, INC., Credit Suisse Asset Management, LLC, Columbia Management Co., The Dreyfus Corporation, Evergreen Investment Management Company, LLC., Fidelity Management & Research Company, Fleet Investments Advisor Inc., Franklin/Advisors, Inc., Franklin Mutual Advisors, LLC, Franklin Advisory Services, LLC, Templeton Asset Management Ltd., Templeton Investment Counsel, LLC, Goldman Sachs Asset Management, L.P., Goldman Sachs Asset Management International, Janus Capital, J.P.Morgan Investment Management Inc., Lazard Asset Management, LLC, Liberty Wanger Asset Management, L.P., MFS Investment Management(R), MFS Institutional Advisors, Inc., Morgan Stanley Investment Management Inc., OpCap Advisors LLC, OppenheimerFunds, Inc., Putnam Investment Management, LLC, Royce & Associates, LLC, Stein Roe & Farnham Incorporated, Third Avenue Management LLC, Trustco Capital Management, Inc., Van Kampen Asset Management Inc. and Wells Fargo Funds Management, LLC.

Funds underlying the variable accounts invest in portfolios containing a variety of securities including common stocks, bonds, managed assets and/or short-term securities. The value of the subaccounts fluctuates with the investment return of the funds in which the subaccounts invest.

American Enterprise Life earns fee revenues from the variable accounts related to the underlying proprietary and non-proprietary mutual funds and mortality and expense risk fees from variable subaccounts.

Variable annuities are "separate account" products rather than general account products. State insurance law prohibits charging variable accounts with liabilities of the general account business. Under the subaccounts of each variable account, American Enterprise Life credits or charges income, capital gains and capital losses only to that subaccount.

                      Annuities: Product Features and Risks

American Enterprise Life's principal products are variable and fixed deferred annuities, which are issued to a broad range of individual consumers through third-party distribution channels. American Enterprise Life offers single premium and flexible premium deferred fixed annuities as well as flexible premium deferred variable annuities. American Express Financial Advisors, Inc.'s (an American Enterprise Life affiliate) retail sales force can offer American Enterprise Life's variable annuities only in limited circumstances. With deferred annuities, assets accumulate until the contract is surrendered, the contract owner dies, or the contract owner begins receiving benefits under an annuity payout option.

Variable Annuities
Variable annuities provide contract owners with investment returns linked to the underlying investments the contract owner chooses. These products also offer a fixed account with a guaranteed minimum interest crediting rate of 1.5% to 3%.

Fixed Annuities
American Enterprise Life's fixed annuities provide cash value that increases by a fixed interest rate. The rate is periodically reset according to the terms of the contract at the discretion of the issuer. The contracts provide a guaranteed minimum interest crediting rate, generally 1.5% to 4.5%.

Annuity Risks
The relative proportion between fixed and variable annuities sales volumes is generally driven by the relative performance of the equity and fixed income markets. In times of lackluster performance in equity markets, fixed product sales are generally stronger. In times of superior performance in equity markets, variable product sales are generally stronger. In addition, investment management performance is critical to the profitability of annuity business.

In past years, innovative features for variable annuity contracts have been continually evolving. These features include minimum income guarantees and death benefit guarantees that protect against a drop in benefits due to performance of the related underlying investments. American Enterprise Life issues annuity contracts with guaranteed death and income benefit features. These guarantees are supported by general account assets. American Enterprise Life's exposure to risk from these guarantees will generally increase when equity markets decline.

American Enterprise Life issues certain variable annuity contracts that contain a guaranteed minimum income benefit ("GMIB") feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. American Enterprise Life bears the risk that protracted under-performance of the financial markets could result in GMIB benefits being higher than what accumulated contract owner account balances would support. Through December 31, 2003, American Enterprise Life had not expensed any amount related to GMIBs as all terms on GMIB features are within the stipulated waiting periods.

The majority of the variable annuity contracts offered by American Enterprise Life contain guaranteed minimum death benefit ("GMDB") provisions. American Enterprise Life's standard guaranteed minimum death benefit for annuities provides that the beneficiary receives the greater of 1) contract value; or 2) purchase payments minus adjusted partial surrenders. For additional protection, contract owners may purchase optional benefits including a maximum anniversary value death benefit and enhanced earnings death benefits. These are optional benefits available for an additional charge. The maximum anniversary value death benefit guarantees the death benefit will not be less than the highest contract value achieved on a contract anniversary before the contract owner reaches the age of 81, adjusted for partial withdrawals. The enhanced earnings death benefit riders are intended to provide additional benefits to a beneficiary to offset expenses after the contract owner's death. American Enterprise Life bears the risk that protracted under-performance of the financial markets could result in GMDB benefits being higher than what accumulated contract owner account balances would support.

To the extent that a GMDB or GMIB is higher than the current account value at the time of death, American Enterprise Life incurs a benefit cost. For the results through December 31, 2003, GAAP did not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, American Enterprise Life did not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. The amount paid in excess of contract value was expensed when payable. Amounts expensed for the years ended December 31, 2003 and 2002 were $2.9 million and $6.4 million, respectively.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1) with an effective date of January 1, 2004. SOP 03-1 requires insurance enterprises to establish additional liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. Where additional liabilities are established, the recognition of this liability may also impact the valuation and amortization of DAC associated with those insurance or annuity contracts. SOP 03-1 also provides clarifying guidance as to the recognition of bonus interest and other sales inducement benefits and the presentation of any deferred amounts in the financial statements.

Detailed interpretations of SOP 03-1 and related implementation guidance continue to emerge and, accordingly, American Enterprise Life continues to evaluate its impact. Current estimates of applying SOP 03-1 would reduce first quarter 2004 results by approximately $5 million (after-tax).

For long-term profitability, it is crucial to ensure adequate pricing to cover annuity product risks, and to accumulate adequate reserves. Reserves are a measure of the assets American Enterprise Life estimates are needed to adequately provide for future benefits and expenses. These reserves are discussed in more detail in the "Certain Critical Accounting Policies" section herein.

                      Insurance: Product Features and Risks

American Enterprise Life issues a variable life insurance product. American Enterprise Life has no short-duration life insurance liabilities. American Enterprise Life issues only non-participating contracts.

Variable Life Insurance
American Enterprise Life's only life insurance sales are from variable life insurance policies sold by third-party distributors. Variable life insurance provides life insurance coverage along with investment returns linked to the underlying investments the policyholder chooses. American Enterprise Life's variable life insurance product is American Express Signature Variable Universal Life(R) an individual flexible premium policy. This product also offers a fixed account with a guaranteed minimum interest crediting rate of 4%.

Insurance Risks
The insurance business is highly competitive, and American Enterprise Life's competitors consist of both stock and mutual insurance companies. Competitive factors applicable to the insurance business include product features, interest rates credited to products, charges deducted from the cash values of such products, investment performance, financial strength of the organization, distribution and management expenses, claims-paying ratings and services provided to policyholders.

For long-term profitability, it is crucial to ensure adequate pricing to cover insurance risks and to accumulate adequate reserves. Reserves are a measure of the assets American Enterprise Life estimates are needed now to adequately provide for future benefits and expenses. These reserves are also discussed in the "Certain Critical Accounting Policies" section herein.

ITEM 2.  PROPERTIES

American Enterprise Life has no employees and is charged by IDS Life for the use of joint facilities in Minneapolis, Minnesota, which are owned or leased by AEFC. These facilities are believed to be adequate for the purposes for which they are used and are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

The Securities and Exchange Commission (SEC), the National Association of Securities Dealers (NASD) and several state attorneys general have brought proceedings challenging several mutual fund and variable product financial practices, including suitability generally, late trading, market timing, disclosure of revenue sharing arrangements, and inappropriate sales. American Enterprise Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

American Enterprise Life and its affiliates are involved in a number of other legal and arbitration proceedings concerning matters arising in connection with the conduct of their respective business activities. American Enterprise Life believes it has meritorious defenses to each of these actions and intends to defend them vigorously. American Enterprise Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on American Enterprise Life's consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

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

ITEM 6.  SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions I(2) (a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Enterprise Life follows accounting principles generally accepted in the United States (GAAP), and the following discussion is presented on a consolidated basis consistent with GAAP.

Results of Operations for the Years Ended December 31, 2003 and 2002:
Net income was $37.6 million for the year ended December 31, 2003, compared to a net loss of $33.7 million for the year ended December 31, 2002. The favorable change in net income primarily reflects increased net investment income and net realized gains on investments, as well as decreased other insurance and operating expense, partially offset by increased interest credited on investment contracts and universal life-type insurance.

Revenues
Net investment income increased 27 percent reflecting a higher average level of investments partially offset by lower average yields on the investment portfolio.

Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $65.8 million and $38.2 million for the years ended December 31, 2003 and 2002, respectively. Gross realized losses on sales were ($30.3 million) and ($17.6 million) for the same periods. American Enterprise Life also recognized losses of ($9.3 million) and ($14.5 million) in other-than-temporary impairments on Available-for-Sale securities for the years ended December 31, 2003 and 2002, respectively. Realized gains and losses on Available-for-Sale securities are reflected in net realized gain
(loss) on investments. Also included in net realized gain (loss) on investments is ($1.1 million) and ($6.1 million) in loan loss provisions for mortgage loans on real estate for the years ended December 31, 2003 and 2002, respectively.

Expenses
Total benefits and expenses decreased slightly from $363.2 million in 2002 to $361.9 million in 2003. The increase in interest credited on investment contracts and universal life-type contracts was offset by a substantial decrease in other insurance and operating expenses as well as a slight decrease in amortization of DAC. Interest credited on investment contracts and universal-type insurance increased 19 percent reflecting higher average levels of fixed annuities in force, partially offset by lower crediting rates as a result of the relatively low interest rate environment. Other insurance and operating expenses decreased 40 percent, partially reflecting favorable market value changes on interest rate swaps during 2003 compared to unfavorable market value changes in 2002. The relatively low and stable interest rate environment during 2003 compared to declining interest rates during 2002 is the primary driver behind the favorable market value changes to the interest rate swaps. American Enterprise Life enters into pay-fixed, receive-variable interest rate swaps with IDS Life to protect the spread between yields earned on investments and interest rates credited to fixed-annuity products. The interest rate swaps are economic hedges that are not designated for hedge accounting treatment under SFAS No. 133.

Amortization of deferred policy acquisition costs (DAC) was 6 percent lower in 2003 than 2002. This reflected a $3.2 million decrease in DAC amortization expense in 2003 compared to a $4.6 million increase in DAC amortization in 2002 as a result of management's third quarter reviews of various DAC assumptions and practices. DAC amortization expense was otherwise higher in 2003 than in 2002, reflecting higher business volumes and the ongoing impact of 2002 changes in customer asset value growth rate assumptions. See the DAC and related adjustments discussion below for further information.

The 2003 versus 2002 change in the income tax provision (benefit) reflects pre-tax income of $56.7 million during the year ended December 31, 2003, while during the year ended December 31, 2002, the American Enterprise Life incurred a pre-tax loss of $52.2 million.

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

Management monitors other principal DAC assumptions, such as persistency, mortality rates, interest margin and maintenance expense level assumptions, each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management reviews and updates these DAC assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC may also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an increase in DAC amortization expense while a decrease in amortization percentage will result in a decrease in DAC amortization expense. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period and is reflected in the period that such changes are made. As a result of these reviews, American Enterprise Life took actions in both 2003 and 2002 that impacted the DAC balance and expenses.

In the third quarter of 2003, American Enterprise Life improved its modeling of certain variable annuity contract revenues and unlocked estimated gross profits retrospectively to reflect actual interest margins and death and other benefits. American Enterprise Life also adjusted its assumptions to reflect lower than previously assumed spreads on fixed account values and adjusted the near-term rate and period used in projecting growth in customer asset values on variable annuities. These actions resulted in a $3.2 million reduction in DAC amortization expense.

In the third quarter of 2002, American Enterprise Life reset its customer asset value growth rate assumptions for variable annuity products to anticipate near-term and long-term growth at an annual rate of 7%. This action resulted in a $4.6 million increase in DAC amortization expense.

American Enterprise Life uses a mean reversion method as a guideline in setting the near-term customer asset value growth rate, also referred to as the mean reversion rate. In periods when market performance results in actual contract value growth at a rate different than that assumed, American Enterprise Life will reassess the near-term rate in order to continue to project its best estimate of long-term growth. For example, if actual contract value growth during a quarter is less than 7% on an annualized basis, American Enterprise Life would increase the mean reversion rate assumed over the near term to the rate needed to achieve the long-term annualized growth rate of 7% by the end of that period, assuming this long-term view is still appropriate.

DAC of $346.0 million related to annuities was on American Enterprise Life's consolidated balance sheet at December 31, 2003. The DAC balance was $260.6 million at December 31, 2002, and was also related to annuities.

Results of Operations for the Years Ended December 31, 2002 and 2001
American Enterprise Life's net loss was $33.7 million in 2002, compared to a net loss of $41.7 million in 2001. Loss before income taxes totaled $52.2 million in 2002, compared with a loss of $63.9 million in 2001. The change primarily reflects the write-down and sale of certain high-yield securities in 2001, as described below. In addition, the significant growth in annuity sales during 2002 drove higher levels of both investment income and interest credited to contractholders. Other operating expenses increased in 2002 due primarily to higher expenses related to interest rate swaps.

Revenues
Total revenues increased to $311.0 million in 2002, compared with $198.0 million in 2001. The increase is primarily due to a net realized gain on investments of $3 thousand in 2002 compared to a net realized loss on investments of $89.9 million in 2001.

Net investment income, the largest component of revenues, increased 7 percent from the prior year, primarily due to the significant growth in average invested assets in 2002 and to credit related yield adjustments on fixed maturity investments in 2001. Partially offsetting this was the impact of lower average yields in 2002, primarily due to portfolio repositioning, as discussed below.

Contractholder charges increased 8 percent to $6.5 million in 2002, compared with $6.0 million in 2001, due primarily to an increase in variable annuity surrender charges. American Enterprise Life also received mortality and expense risk fees from the separate accounts. Mortality and expense risk fees increased to $12.5 million in 2002, compared with $10.2 million in 2001, reflecting an increase in average separate account assets outstanding as favorable sales in 2002 more than offset market depreciation.

Net realized gains on investments were $3 thousand in 2002, compared to net realized losses on investments of $89.9 million in 2001. Included in the current years' net gains are impairment charges of $15 million from other-than-temporary impairments of fixed maturity investments. The losses in 2001 are comprised of an $18 million net loss in the first quarter resulting primarily from the recognition of impairment losses and the sale of certain high-yield securities; a $20 million write-down in the second quarter to recognize the impact of higher default assumptions on certain structured investments; a $51 million write-down of lower-rated securities (most of which were sold in 2001) in the second quarter primarily in connection with American Enterprise Life's decision to lower its risk profile by reducing the level of its high-yield fixed maturity investment portfolio, allocating holdings toward stronger credits, and reducing the concentration of exposure to individual companies and industry sectors; and $1 million of other net losses related to the sale and write-down of other investments.

Expenses
Total benefits and expenses increased 39 percent to $363.2 million in 2002 compared to $262.0 million in 2001. The largest component of expenses, interest credited on investment contracts, increased 19 percent to $215.9 million in 2002. This increase is primarily due to higher aggregate amounts of fixed annuities inforce driven by the significant increases in sales, partially offset by a decrease in interest crediting rates to annuity contracts due to declining interest rates. The lower level of interest rates also resulted in a significant decrease in the market value of interest rate swaps, which is the primary reason for the significant increase in other operating expenses. American Enterprise Life enters into pay-fixed, receive-variable interest rate swaps to protect the margin between interest rates earned on investments and the interest rates credited to annuity contract holders (interest margins). The swaps are economic hedges that are not designated for hedge accounting treatment under SFAS No.
133. If interest rates remain at current levels, the decrease in the value of the interest rate swaps recognized currently will be approximately offset in the future by increases in interest margins. Other operating expenses also include an increase of $5 million due to greater guaranteed minimum death benefits paid this year ($6 million) versus last year ($1 million).

Impact of Recent Market-Volatility on Results of Operations
Various aspects of American Enterprise Life's business are impacted by equity market levels and other market-based events. Several areas in particular, as of December 31, 2003, involve DAC, mortality and expense risk fees and structured investments and guaranteed minimum death benefits (GMDB). The direction and magnitude of the changes in equity markets can increase or decrease DAC expense levels and mortality and expense risk fees and correspondingly affect results of operations in any particular period. Similarly, the value of American Enterprise Life's structured investment portfolio is impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations.

The variable annuity contracts offered by American Enterprise Life contain guaranteed minimum death benefit (GMDB) provisions. To the extent that the GMDB is higher than the current account value at the time of death, American Enterprise Life incurs a benefit cost by policy. For the results through December 31, 2003, GAAP did not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, American Enterprise Life did not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. The amount paid in excess of contract value was expensed when payable. Amounts expensed for the years ended December 31, 2003 and 2002, were $2.9 million and $6.4 million, respectively. American Enterprise Life also issues certain variable annuity contracts that contain a guaranteed minimum income benefit (GMIB) feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates. To date, American Enterprise Life has not expensed any amount related to GMIBs as all terms on GMIB features are within the stipulated waiting periods.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1) with an effective date of January 1, 2004. SOP 03-1 requires insurance enterprises to establish additional liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. Where additional liabilities are established, the recognition of this liability may also impact the valuation and amortization of DAC associated with those insurance or annuity contracts. SOP 03-1 also provides clarifying guidance as to the recognition of bonus interest and other sales inducement benefits and the presentation of any deferred amounts in the financial statements.

Detailed interpretations of SOP 03-1 and related implementation guidance continue to emerge and, accordingly, American Enterprise Life continues to evaluate its impact. Current estimates of applying SOP 03-1 would reduce first quarter 2004 results by approximately $5 million (after-tax).

American Enterprise Life's annuity products all have minimum interest rate guarantees in their fixed accounts. These guarantees range from 1.5% to 4.5%. To the extent the yield on American Enterprise Life's invested asset portfolio declines below its target spread plus the minimum guarantee, American Enterprise Life's profitability would be negatively affected.

Certain Critical Accounting Policies
American Enterprise Life's significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The following provides information about certain critical accounting policies that are important to the Consolidated Financial Statements and that involve estimates requiring significant management assumptions and judgments about the effect of matters that are uncertain. These policies relate to investment securities valuation the recognition of impairment within the investment portfolio, deferred policy acquisition costs and liabilities for future policy benefits.

Investment securities valuation

Generally, investment securities are carried at fair value on the balance sheet with unrealized gains and losses recorded in other comprehensive income (loss) within equity, net of income tax provisions (benefits). At December 31, 2003, American Enterprise Life had net unrealized pretax gains on

Available-for-Sale securities of $105.4 million. Gains and losses are recognized in results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. American Enterprise Life also considers the extent to which cost exceeds fair value, the duration and size of that gap, and management's judgment about the issuer's current and prospective financial condition. Fair value is generally based on quoted market prices. As of December 31, 2003, there were $47.3 million in gross unrealized losses that related to $2.4 billion of securities (excluding structured investments), of which only $55 thousand has been in a continuous unrealized loss position for 12 months or more. American Enterprise Life does not believe that the unrealized loss on any individual security at December 31, 2003 represents an other-than-temporary impairment, and American Enterprise Life has the ability and intent to hold these securities for a time sufficient to recover its amortized cost.

American Enterprise Life's investment portfolio also contains structured investments of various asset quality, including collateralized debt obligations
(CDOs) backed by high-yield bonds, which are not readily marketable. As a result, the carrying values of these structured investments are based on future cash flow projections that require a significant degree of management judgment as to the amount and timing of cash payments, defaults and recovery rates of the underlying investments and, as such, are subject to change. The carrying value will vary if the actual cash flows differ from projected due to actual defaults or an increase in the near-term default rate. As an example, an increase in the near-term default rate by 100 basis points, in and of itself, would reduce the cash flow projections by approximately $1 million based on underlying investments as of December 31, 2003.

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

Deferred policy acquisition costs

Deferred policy acquisition costs represent the costs of acquiring new business, principally direct sales commissions and other distribution costs that have been deferred on the sale of annuity products. For annuity products, DAC are amortized over periods approximating the lives of the business, generally as a percentage of estimated gross profits or as a portion of the interest margins associated with the products.

For annuity products, the DAC balances at any reporting date are supported by projections that show management expects there to be adequate estimated gross profits or interest margins after that date to amortize the remaining balances. These projections are inherently uncertain because they require management to make assumptions about financial markets and policyholder behavior over periods extending well into the future. Projection periods used for American Enterprise Life's annuity business are typically 10 or 15 years. Management regularly monitors financial market conditions and compares actual contractholder behavior experience to its assumptions. For annuity products, the assumptions made in projecting future results and calculating the DAC balance and DAC amortization expense are management's best estimates. Management is required to update these assumptions whenever it appears that, based on actual experience or other evidence, earlier estimates should be revised. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in DAC balance and increase in DAC amortization expense while a decrease in amortization percentage will result in an increase in DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made.

For annuity products, key assumptions underlying these long-term projections include interest rates, equity market performance, mortality rates and the rates at which contractholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about interest rates drive projected interest margins, while assumptions about equity market performance drive projected customer asset value growth rates and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing its annuity business during the DAC amortization period.

The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. The rate is net of asset fees and anticipates a blend of equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to customer asset value growth rates on a quarterly basis. American Enterprise Life uses a mean reversion method as a guideline in setting near-term customer asset value growth rates based on a long-term view of financial market performance. In periods when market performance results in actual contract value growth at a rate that is different than that assumed, American Enterprise Life will reassess the near-term rate in order to continue to project its best estimate of long-term growth. Management is currently assuming a 7 percent long-term customer asset value growth rate. If American Enterprise Life increased or decreased its assumption related to this growth rate by 100 basis points, the impact on the DAC balance would be an increase or decrease of approximately $2 million.

Management monitors other principal DAC assumptions, such as persistency, mortality, interest margin and maintenance expense levels each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management reviews and updates these DAC assumptions annually in the third quarter of each year.

The analysis of DAC balances and the corresponding amortization is a dynamic process that considers all relevant factors and assumptions discussed above. Therefore, an assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results.

Liabilities for future policy benefits

Liabilities for variable universal life insurance and fixed and variable deferred annuities are equal to accumulation values.

Liabilities for fixed annuities in a benefit status are based on established industry mortality tables and interest rates ranging from 4.6% to 8.5%, depending on year of issue, with an average rate of approximately 6.1%.

Risk Management
The sensitivity analysis discussed below estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions of two different types of market risk on the ensuing year's net income, based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10 percent decline in the value of equity securities held in separate accounts. Computations of the prospective effects of the hypothetical interest rate and equity market changes are based on numerous assumptions, including relative levels of market interest rates and equity market prices, as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different from what actually occur. Furthermore, the computations do not incorporate actions that management could take if the hypothetical market changes took place. As a result, actual net income consequences will differ from those quantified below.

American Enterprise Life primarily invests in fixed maturity securities over a broad range of maturities for the purpose of providing fixed account annuity contractholders with a competitive rate of return on their investments while controlling risk, and to provide a dependable and targeted spread between the interest rate earned on investments and the interest rate credited to contractholders' accounts. American Enterprise Life does not invest in securities to generate short-term trading profits.

American Enterprise Life has an investment committee that meets periodically. At these meetings, the committee reviews models projecting different interest rate scenarios, risk/return measures and their impact on profitability of American Enterprise Life. The committee also reviews the distribution of assets in the portfolio by type and credit risk sector. The objective of the committee is to structure the investment portfolio based upon the type and expected behavior of products in the liability portfolio so as to meet contractual obligations and to achieve targeted levels of profitability within defined risk parameters.

Interest rates credited to annuity contractholders' accounts are generally reset at shorter intervals than the maturity of American Enterprise Life's underlying investments portfolio. Therefore, margins may be negatively impacted by increases in the general level of interest rates. Part of the investment committee's strategy includes the use of derivatives, such as interest rate caps, swaps and floors, for risk management purposes. These derivatives help protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby mitigating the impact of an increase in rates credited to contract owner's fixed accounts. Conversely, in a low interest rate environment, such as that experienced recently, and to the extent the yield on American Enterprise Life's investment portfolio declines below its targeted spread plus the guaranteed minimum interest crediting rates on American Enterprise Life's annuity contracts with fixed accounts, American Enterprise Life's profitability would be negatively effected. This negative impact may be compounded by the fact that many of American Enterprise Life's interest bearing investments are callable or prepayable by the issuer and calls and prepayments are more likely to occur in low interest rate environments. Interest rate derivatives with notional amounts totaling approximately $2 billion were outstanding at December 31, 2003 to hedge interest rate exposure. The entire $2 billion of the notional par relates to interest rate swaps and floors American Enterprise Life has exclusively with IDS Life.

The negative effect on American Enterprise Life's annual pretax net income of a 100 basis point increase in interest rates, which assumes intervals at which interest credited to contractholder's fixed accounts are reset and customer behavior based on the application of proprietary models to the book of business at December 31, 2003, and the impact of any derivatives, would be a decrease of approximately $3.6 million.

The amount of the fee income American Enterprise Life receives is based upon the daily market value of the separate account assets or of the underlying mutual funds. As a result, American Enterprise Life's fee income would be negatively impacted by a decline in the equity markets. Another part of the investment committee's strategy is to use, from time to time, index options to manage the equity market risk related to fee income. These derivatives economically hedge fee income by providing option income when there is a significant decline in the equity markets. American Enterprise Life did not have equity-based derivatives outstanding at December 31, 2003 for this purpose.

The negative effect on American Enterprise Life's pretax earnings of a 10 percent decline in equity prices would be approximately $1.5 million based on separate account assets as of December 31, 2003.

Liquidity and Capital Resources
American Enterprise Life's liquidity requirements are generally met by funds provided by annuity considerations, capital contributions, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investment principal and capital contributions received from IDS Life. The primary uses of funds are annuity obligations, commissions and operating expenses and investment purchases. American Enterprise Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

American Enterprise Life has an available line of credit with AEFC aggregating $50 million. No borrowings were outstanding under the line of credit at December 31, 2003. At December 31, 2003, American Enterprise Life had outstanding reverse repurchase agreements totaling $67.5 million. Both the line of credit and the reverse repurchase agreements are used strictly as short-term sources of funds.

At December 31, 2003, investments in Available-for-Sale fixed maturity securities comprised 92 percent of American Enterprise Life's total invested assets and primarily include mortgage and other asset-backed securities, and corporate debt. Approximately 42 percent is invested in GNMA, FNMA and FHLMC mortgage-backed securities which are considered AAA quality. American Enterprise Life's corporate bonds and obligations comprise a diverse portfolio with the largest concentrations accounting for approximately 47 percent of the portfolio, in the following industries: banking and finance, utilities, communication and media and transportation.

At December 31, 2003 and based on amortized costs, approximately 7 percent of American Enterprise Life's investments in Available-for-Sale fixed maturity securities were below investment grade bonds. These investments may be subject to a higher degree of risk than investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as a recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade bonds reflect consideration of such factors. American Enterprise Life has identified certain Available-for-Sale fixed maturity securities for which a decline in fair value has been determined to be other-than-temporary, and has written them down to fair value with a charge to net income.

During 2001, American Enterprise Life placed its rated CDO securities and related accrued interest, (collectively referred to as transferred assets), having an aggregate book value of $54 million, into a securitization trust. In return, American Enterprise Life received $7 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests in the trust with allocated book amounts aggregating $47 million. As of December 31, 2003, the retained interests had a carrying value of $41.1 million, of which $30.3 million is considered investment grade. American Enterprise Life has no obligations, contingent or otherwise, to such unaffiliated investors. One of the results of this transaction is that increases or decreases in future cash flows of the individual CDOs are combined into one overall cash flow for purposes of determining the carrying value of the retained interests and related impact on results of operations.

At December 31, 2003, net unrealized gains on available-for-sale fixed maturity securities included $160.8 million (pretax) of gross unrealized gains and $55.4 million (pretax) of gross unrealized losses.

At December 31, 2003, American Enterprise Life had reserves for losses for mortgage loans of $7.4 million.

The economy and other factors have caused insurance companies to go under regulatory supervision. These situations resulted in assessments by state guaranty associations to cover losses to policyholders of insolvent or rehabilitated companies. Some assessments can be partially recovered through a reduction in future premium taxes in certain states. American Enterprise Life established an asset for guaranty association assessments paid to those states allowing a reduction in future premium taxes over a reasonable period of time. The asset is being amortized as premium taxes are reduced. American Enterprise Life has also estimated the potential effect of future assessments on American Enterprise Life's financial position and results of operations and has established a reserve for such potential assessments.

The National Association of Insurance Commissioners (NAIC) established risk-based capital (RBC) standards for life insurance companies to determine capital requirements based upon the risks inherent in its operations. These standards require the computation of a RBC amount which is then compared to a company's actual total adjusted statutory capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory attention when the percentage of total adjusted capital to authorized control level RBC is below certain levels. As of December 31, 2003, American Enterprise Life's total adjusted capital was well in excess of the levels requiring regulatory attention. In 2003, any dividends would require the approval of the Insurance Department of the State of Indiana.

Forward-Looking Statements
Certain statements in Item 7. of this Form 10-K Annual Report contain forward-looking statements that are subject to risks and uncertainties that could cause results to differ materially from such statements. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "should," "could," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. American Enterprise Life undertakes no obligation to publicly update or revise any forward-looking statements. Important factors that could cause actual results to differ materially from American Enterprise Life's forward-looking statements include, but are not limited to: fluctuations in external markets, which can affect the amount and types of investment products sold, the market value of its managed assets, fees received based on those assets and the amount of amortization of DAC; potential deterioration in high-yield and other investments, which could result in further losses in American Enterprise Life's investment portfolio; changes in assumptions relating to DAC which also could impact the amount of DAC amortization; the ability to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; the types and value of certain death benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of reinsurance rates and the availability and adequacy of reinsurance to protect American Enterprise Life against losses; negative changes in American Enterprise Life's credit ratings; increasing competition in all American Enterprise Life's major businesses; the adoption of recently issued rules related to the consolidation of variable interest entities, including those involving CDOs that American Enterprise Life may from time-to-time invest in which could affect both American Enterprise Life's balance sheet and results of operations; and outcomes of litigation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Items required under this section are included in the Management's Discussion and Analysis of financial condition and results of operations under the section titled Risk Management.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. Financial Statements and Schedules Required under Regulation S-X.

     See Index to financial statements at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

American Enterprise Life's management, with the participation of American Enterprise Life's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of American Enterprise Life's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, American Enterprise Life's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, American Enterprise Life's disclosure controls and procedures are effective. There have not been any changes in American Enterprise Life's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during American Enterprise Life's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, American Enterprise Life's internal control over financial reporting.

                                    PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors of American Express Company has appointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of American Enterprise Life for the year ended December 31, 2003.

Audit Fees
The aggregated fees billed or to be billed by Ernst & Young for each of the last two years for professional services rendered for the audit of American Enterprise Life's annual financial statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $714,000 for 2003 and $401,000 for 2002.

Audit-Related Fees
American Enterprise Life was not billed by Ernst & Young for any fees for audit-related services for 2003 or 2002.

Tax Fees
American Enterprise Life was not billed by Ernst & Young for any tax fees for 2003 or 2002.

All Other Fees
American Enterprise Life was not billed by Ernst & Young for any other fees for 2003 or 2002.

Policy on Pre-Approval of Services Provided by Independent Auditor
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Ernst & Young are subject to the specific pre-approval of the Audit Committee of American Express Company. All audit and permitted non-audit services to be performed by Ernst & Young for American Enterprise Life required pre-approval by the Audit Committee of American Express Company in accordance with pre-approval procedures established by the Audit Committee of American Express Company. The procedures require all proposed engagements of Ernst & Young for services to American Enterprise Life of any kind to be directed to the General Auditor of American Express Company and then submitted for approval to the Audit Committee of American Express Company prior to the beginning of any services.

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

       (3)  Exhibits

            See Exhibit Index on pages E-1 through E-3 hereof.


 (b)   Reports on Form 8-K filed in the fourth quarter of 2003

       Form 8-K, dated November 15, 2003, Item 5, reporting that, on November 15, 2003, American Enterprise Life appointed Arthur H. Berman as Chief Financial Officer. He succeeds John T. Sweeney, who was recently appointed Vice President, Brokerage and Banking at AEFC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                                  Registrant


March 29, 2004                       By /s/ Mark E. Schwarzmann
--------------                          -------------------------
Date Mark E. Schwarzmann, Director, Chairman of the Board and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 29, 2004                       By /s/ Gumer C. Alvero
--------------                          -------------------------
Date                                        Gumer C. Alvero, Director and
                                            Executive Vice President - Annuities


March 29, 2004                       By /s/ Arthur H. Berman
--------------                          -------------------------
Date Arthur H. Berman, Director, Executive Vice President - Finance and Chief Financial Officer


March 29, 2004                       By /s/ Carol A. Holton
--------------                          -------------------------
Date                                        Carol A. Holton, Director and
                                            President


March 29, 2004                       By /s/ Jeryl A. Millner
--------------                          -------------------------
Date                                        Jeryl A. Millner, Vice President
                                            and Controller


March 29, 2004                       By /s/ Roger Natarajan
--------------                          -------------------------
Date                                        Roger Natarajan, Director


March 29, 2004                       By /s/ Mark E. Schwarzmann
--------------                          -------------------------
Date Mark E. Schwarzmann, Director, Chairman of the Board and Chief Executive Officer

                     AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                            INDEX TO FINANCIAL STATEMENTS
                      COVERED BY REPORT OF INDEPENDENT AUDITORS

                                    (Item 14 (a))


                                                                    Page Number

Report of Management                                                    F-2

Consolidated Financial Statements:

Report of Independent Auditors                                          F-3

Consolidated Balance Sheets at December 31, 2003 and 2002               F-4

Consolidated Statements of Operations for each of the three
years ended December 31, 2003, 2002 and 2001                            F-5

Consolidated Statements of Cash Flows for each of the three
years ended December 31, 2003, 2002 and 2001                            F-6

Consolidated Statements of Stockholder's Equity for each of the
three years ended December 31, 2003, 2002 and 2001                  F-7 to F-8

Notes to Consolidated Financial Statements                          F-9 to F-25



Schedules:

All information on schedules to the consolidated financial statements required by Article 7 of Regulation S-X is included in the consolidated financial statements and notes thereto or is not required. Therefore, all schedules have been omitted.

Report of Management

The management of American Enterprise Life Insurance Company (American Enterprise Life) is responsible for the preparation and fair presentation of its Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States, and include amounts based on the best judgment of management. American Enterprise Life's management is also responsible for the accuracy and consistency of other financial information included in this annual report.

In recognition of its responsibility for the integrity and objectivity of data in the financial statements, American Enterprise Life maintains a system of internal control over financial reporting which is designed to provide reasonable, but not absolute, assurance with respect to the reliability of American Enterprise Life's financial statements. The concept of reasonable assurance is based on the notion that the cost of the internal control system should not exceed the benefits derived.

The internal control system is founded on an ethical climate and includes: (i) an organizational structure with clearly defined lines of responsibility, policies and procedures; (ii) a Code of Conduct; and (iii) a careful selection and training of employees. Internal auditors monitor and assess the effectiveness of the internal control system and report their findings to management and the Board of Directors throughout the year. American Enterprise Life's independent auditors are engaged to express an opinion on the year-end financial statements and, with the coordinated support of the internal auditors, review the financial records and related data and test the internal control system over financial reporting to the extent they believed necessary to support their report.

Report of Ernst & Young LLP Independent Auditors

The Board of Directors
American Enterprise Life Insurance Company


We have audited the accompanying consolidated balance sheets of American Enterprise Life Insurance Company (a wholly owned subsidiary of IDS Life Insurance Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the management of American Enterprise Life Insurance Company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Enterprise Life Insurance Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.




/s/ Ernst & Young LLP
Minneapolis, Minnesota
January 26, 2004

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                        (Thousands, except share amounts)

                                                                                           2003             2002
                                                                                        ----------       ----------
ASSETS

Investments: (Note 2)
   Available-for-sale:
      Fixed maturities, at fair value
      (amortized cost: 2003, $6,545,561; 2002, $5,105,431)                              $6,650,906       $5,288,855
      Common stocks, at fair value (cost: 2003, $--;2002, $--)                                   6               --
   Mortgage loans on real estate                                                           534,812          587,535
   Other investments                                                                         6,069            2,381
                                                                                        ----------       ----------
          Total investments                                                              7,191,793        5,878,771

Cash and cash equivalents (Note 1)                                                           9,065        1,118,692
Amounts due from brokers                                                                       161               --
Other accounts receivable                                                                    3,572            1,584
Accrued investment income                                                                   70,591           56,448
Deferred policy acquisition costs (Note 3)                                                 345,966          260,577
Other assets                                                                                 6,335           15,887
Separate account assets                                                                  1,108,160          694,771
                                                                                        ----------       ----------
          Total assets                                                                  $8,735,643       $8,026,730
                                                                                        ==========       ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
   Future policy benefits:
      Fixed annuities                                                                   $6,645,315       $5,411,938
      Universal life-type insurance                                                             27               16
   Policy claims and other policyholders' funds                                              3,100            9,050
   Amounts due to brokers                                                                   75,070          985,081
   Deferred income taxes, net                                                               11,618           17,608
   Other liabilities                                                                        68,674           82,453
   Separate account liabilities                                                          1,108,160          694,771
                                                                                        ----------       ----------
          Total liabilities                                                              7,911,964        7,200,917

Commitments and contingencies

Stockholder's equity:
  Capital stock, $150 par value per share; 100,000 shares authorized, 20,000
    shares issued and outstanding                                                            3,000            3,000
 Additional paid-in capital                                                                591,872          591,872
 Retained earnings                                                                         177,545          139,916
 Accumulated other comprehensive income (loss), net of tax:
    Net unrealized securities gains                                                         60,078          104,259
    Net unrealized derivative losses                                                        (8,816)         (13,234)
                                                                                        ----------       ----------
          Total accumulated other comprehensive income (loss)                               51,262           91,025
                                                                                        ----------       ----------
          Total stockholder's equity                                                       823,679          825,813
                                                                                        ----------       ----------

 Total liabilities and stockholder's equity                                             $8,735,643       $8,026,730
                                                                                        ==========       ==========

See Notes to Consolidated Financial Statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended December 31,
                                   (Thousands)

                                                                       2003              2002             2001
                                                                     ---------        ----------       ----------
REVENUES
  Net investment income                                               $372,194          $292,067         $271,718
  Contractholder charges                                                 7,569             6,454            5,998
  Mortality and expense risk fees                                       13,749            12,452           10,247
  Net realized gain (loss) on investments                               25,105                 3          (89,920)
                                                                     ---------        ----------       ----------

          Total revenues                                               418,617           310,976          198,043
                                                                     ---------        ----------       ----------

BENEFITS AND EXPENSES
   Interest credited on investment contracts and
     universal life-type insurance                                     257,235           215,918          180,906
  Amortization of deferred policy acquisition costs                     45,605            48,469           45,494
  Other insurance and operating expenses                                59,073            98,766           35,579
                                                                     ---------        ----------       ----------

          Total benefits and expenses                                  361,913           363,153          261,979
                                                                     ---------        ----------       ----------

Income (loss) before income tax provision (benefit)                     56,704           (52,177)         (63,936)

Income tax provision (benefit)                                          19,075           (18,487)         (22,208)
                                                                     ---------        ----------       ----------

Net income (loss)                                                     $ 37,629          $(33,690)        $(41,728)
                                                                     =========        ===========      ===========


See Notes to Consolidated Financial Statements.
                                                               F-5

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31,
                                   (Thousands)

                                                                                2003              2002             2001
                                                                            -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                        $    37,629       $   (33,690)      $   (41,728)
   Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
      Change in accrued investment income                                       (14,143)          (11,026)            9,519
      Change in other accounts receivable                                        (1,988)              228              (945)
      Change in deferred policy acquisition costs, net                          (75,285)          (65,680)          (19,301)
      Change in other assets                                                      9,552            (7,360)           31,411
      Change in policy claims and other policyholders' funds                     (5,950)            6,764            (7,009)
      Deferred income tax provision (benefit)                                    15,420            (3,725)          (34,562)
      Change in other liabilities                                               (13,779)           17,936             6,553
      Amortization of premium (accretion of discount), net                       23,699               167              (689)
      Net realized (gain) loss on investments                                   (25,105)               (3)           89,920
      Other, net                                                                  7,730            12,784            (7,796)
                                                                            -----------       -----------       -----------

         Net cash (used in) provided by operating activities                    (42,220)          (83,605)           25,373

CASH FLOWS FROM INVESTING ACTIVITIES
   Available-for-sale securities:
        Sales                                                                 3,365,402         1,092,923           803,034
        Maturities, sinking fund payments and calls                             875,785           500,348           379,281
        Purchases                                                            (5,678,854)       (3,409,718)       (1,446,157)
   Other investments:
        Sales                                                                    72,281            64,988            71,110
        Purchases                                                               (25,287)           (4,391)           (8,513)
   Change in amounts due from brokers                                              (161)           41,705           (40,389)
   Change in amounts due to brokers                                            (910,011)          759,954           200,740
                                                                            -----------       -----------       -----------

          Net cash used in investing activities                              (2,300,845)         (954,191)          (40,894)

CASH FLOWS FROM FINANCING ACTIVITIES
   Activity related to universal life-type insurance and
   investment contracts:
     Considerations received                                                  1,733,030         2,052,002           779,626
     Surrenders and other benefits                                             (756,827)         (621,646)         (779,649)
     Interest credited to account balances                                      257,235           215,918           180,906
   Capital contribution                                                              --           250,000            60,000
                                                                            -----------       -----------       -----------

          Net cash provided by financing activities                           1,233,438         1,896,274           240,883
                                                                            -----------       -----------       -----------

   Net (decrease) increase in cash and cash equivalents                      (1,109,627)          858,478           225,362

   Cash and cash equivalents at beginning of year                             1,118,692           260,214            34,852
                                                                            -----------       -----------       -----------

   Cash and cash equivalents at end of year                                 $     9,065       $ 1,118,692       $   260,214
                                                                            ===========       ===========       ===========

   Supplemental disclosures:
     Income taxes paid                                                      $     3,266       $    12,761       $         -
     Interest on borrowings                                                 $       377       $         -       $        15

See Notes to Consolidated Financial Statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                   For the three years ended December 31, 2003
                                   (Thousands)

                                                                                  Accumulated
                                                                                     Other
                                                                  Additional     Comprehensive                     Total
                                                    Capital        Paid-in      Income (Loss),     Retained    Stockholder's
                                                     Stock         Capital        Net of Tax       Earnings        Equity
                                                    ------         --------         --------       --------       --------
Balance, January 1, 2001                            $3,000         $281,872         $(62,097)      $215,334       $438,109
Comprehensive income:
   Net loss                                              -                -                -        (41,728)       (41,728)
   Cumulative effect of adopting SFAS No. 133,
     net of income tax benefit of $18,699                -                -          (34,726)             -        (34,726)
   Net unrealized holding gains on
     available-for-sale securities arising
     during the year, net of income tax
     provision of $73,754                                -                -          136,972              -        136,972
   Reclassification adjustment for gains on
     available-for-sale securities included in
     net loss, net of income tax provision of
     $30,811                                             -                -          (57,220)             -        (57,220)
   Reclassification adjustment for losses on
     derivatives included in net loss, net of
     income tax benefit of $4,535                        -                -            8,422              -          8,422
                                                                                                                  --------
   Total comprehensive income                                                                                       11,720
 Capital contribution                                    -           60,000                -              -         60,000
                                                    ------         --------         --------       --------       --------

 Balance, December 31, 2001                          3,000          341,872           (8,649)       173,606        509,829
 Comprehensive income:
   Net loss                                              -                -                -        (33,690)       (33,690)
   Net unrealized holding gains on
     available-for-sale securities arising
     during the year, net of pretax deferred
     policy acquisition costs of ($23,026) and
     income tax provision of $51,599                     -                -           95,827              -         95,827
   Reclassification adjustment for gains on
     available-for-sale securities included in
     net loss, net of income tax provision of
     $2,471                                              -                -           (4,589)             -         (4,589)
   Reclassification adjustment for losses on
     derivatives included in net loss, net of
     income tax benefit of $4,542                        -                -            8,436              -          8,436
                                                                                                                  --------
   Total comprehensive income                                                                                       65,984
Capital contribution                                     -          250,000                -              -        250,000
                                                    ------         --------         --------       --------       --------

Balance, December 31, 2002                          $3,000         $591,872         $ 91,025       $139,916       $825,813

See Notes to Consolidated Financial Statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (continued)
                   For the three years ended December 31, 2003
                                   (Thousands)

                                                                                  Accumulated
                                                                                     Other
                                                                  Additional     Comprehensive                     Total
                                                    Capital        Paid-in      Income (Loss),     Retained    Stockholder's
                                                     Stock         Capital        Net of Tax       Earnings        Equity
                                                    ------         --------         --------       --------       --------
 Balance, December 31, 2002                         $3,000         $591,872         $ 91,025       $139,916       $825,813
 Comprehensive income:
   Net income                                            -                -                -         37,629         37,629
   Net unrealized holding losses on
     available-for-sale securities arising during
     the year, net of pretax deferred policy
     acquisition costs of $10,104 and income tax
     benefit of $14,632                                  -                -          (27,174)             -        (27,174)
   Reclassification adjustment for gains on
     available-for-sale securities included in net
     income, net of income tax provision of $9,157       -                -          (17,006)             -        (17,006)
   Reclassification adjustment for losses on
     derivatives included in net income, net of
     income tax benefit of $2,378                        -                -            4,417              -          4,417
                                                                                                                  --------
   Total comprehensive income                                                                                       (2,134)
Capital contribution                                     -                -                -              -              -
                                                    ------         --------         --------       --------       --------

Balance, December 31, 2003                          $3,000         $591,872         $ 51,262       $177,545       $823,679
                                                   =======         ========         ========       ========       ========

See Notes to Consolidated Financial Statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies

     Nature of business

     American Enterprise Life Insurance Company (American Enterprise Life) is a stock life insurance company that is domiciled in Indiana and is licensed to transact insurance and annuity business in 48 states. American Enterprise Life is a wholly owned subsidiary of IDS Life Insurance Company (IDS Life), which is a wholly owned subsidiary of American Express Financial Corporation (AEFC). AEFC is a wholly owned subsidiary of American Express Company. American Enterprise Life also wholly owns American Enterprise REO 1, LLC. This subsidiary holds mortgage loans on real estate and/or real estate investments.

     American Enterprise Life's principal product is deferred annuities, which are issued primarily to individuals. It offers single premium and flexible premium deferred annuities on both a fixed and variable dollar basis. Variable universal life insurance is offered as well. American Enterprise Life distributes its products primarily through financial institutions and regional and/or independent broker dealers.

     American Enterprise Life's fixed annuity contracts guarantee a minimum interest rate during the accumulation period (the time before the annuity payments begin). However, American Enterprise Life has the option of paying a higher rate set at its discretion, and has adopted a practice whereby any higher current rate is guaranteed for a specified period. Under American Enterprise Life's variable annuity products, the purchaser may choose among general account and separate account investment options. Within the general account, many contracts allow the purchaser to select the number of years a fixed rate will be guaranteed. If a guarantee term longer than one year is chosen, there may be a market value adjustment applied if funds are withdrawn before the end of that term. Separate account options include accounts investing in equities, bonds, managed funds and/or short term securities.

     Basis of presentation

     The accompanying Consolidated Financial Statements include the accounts of American Enterprise Life and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States which vary in certain respects from reporting practices prescribed or permitted by the Indiana Department of Insurance (see Note 5). Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

     Revenue recognition

     Net investment income
     Net investment income predominantly consists of interest income earned on fixed maturity securities classified as Available-for-Sale, mortgage loans on real estate, policy loans and other investments. Interest income is accrued as earned using the effective interest method,

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale, excluding structured securities, and mortgage loans on real estate so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. Interest income on structured securities is recognized according to Emerging Issues Task Force (EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets."

     Contractholder and policyholder charges
     Contractholder and policyholder charges include certain charges assessed on annuities and universal and variable universal life insurance. Contractholder and policyholder charges include cost of insurance charges, administrative charges and surrender charges on annuities and universal and variable universal life insurance. Cost of insurance charges on universal and variable universal life insurance are recognized as revenue when earned, whereas contract charges and surrender charges on annuities and universal and variable universal life insurance are recognized as revenue when collected.

     Net realized gain (loss) on investments
     Realized gains and losses are recognized on a trade date basis, and charges are recorded when securities are determined to be other-than-temporarily impaired.

     Investments - Fixed maturity and equity securities

     All fixed maturity securities and marketable equity securities are classified as available-for-sale and carried at fair value. Unrealized gains and losses on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss), net of the related deferred policy acquisition costs and income taxes. Gains and losses are recognized in the results of operations upon disposition of the securities using the specific identification method. In addition, losses are also recognized when management determines that a decline in a security's fair value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for fixed maturity securities include issuer downgrade, default or bankruptcy. American Enterprise Life also considers the extent to which cost exceeds fair value, the duration and size of that gap, and management's judgment about the issuer's current and prospective financial condition. The charges are reflected in net realized gain (loss) on investments within the Consolidated Statements of Income.

     Fair value of fixed maturity and equity securities is generally based on quoted market prices. However, American Enterprise Life's investment portfolio also contains structured investments of various asset quality, including collateralized debt obligations (CDOs) (backed by high-yield bonds), which are not readily marketable. As a result, the carrying values of these structured investments are based on future cash flow projections which require a significant degree of management judgment as to default and recovery rates of the underlying investments and, as such, are subject to change. American Enterprise Life's CDO investments are accounted for in accordance with Emerging Issues Task Force (EITF) Issue 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets".

     Net investment income, which primarily consists of interest earned on fixed maturity securities, is generally accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums, discounts and anticipated prepayments on mortgage backed securities.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     American Enterprise Life generally stops accruing interest on mortgage loans for which interest payments are delinquent more than three months. Based on management's judgment as to the ultimate collectibility of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

     Cash and cash equivalents

     American Enterprise Life considers investments with a maturity at the date of their acquisition of three months or less to be cash equivalents. These securities are carried principally at amortized cost, which approximates fair value.

     Deferred policy acquisition costs

     Deferred policy acquisition costs (DAC) represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity products. For annuity products, DAC are amortized over periods approximating the lives of the business, generally as a percentage of estimated gross profits or as a portion of the interest margins associated with the products.

     For annuity products, the projections underlying the amortization of DAC require the use of certain assumptions, including interest margins, mortality rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. Management routinely monitors a wide variety of trends in the business, including comparisons of actual and assumed experience. Management reviews and, where appropriate, adjusts its assumptions with respect to customer asset value growth rates on a quarterly basis. Management monitors other principle DAC assumptions, such as persistency, mortality rate, interest margin and maintenance expense level assumptions each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring process, management reviews and updates these DAC assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC may also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an acceleration of DAC amortization while a decrease in amortization percentage will result in a deceleration of DAC amortization. The impact on results of operations of changing assumptions with respect to the amortization of DAC can

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     either be positive or negative in any particular period and is reflected in the period in which such changes are made.

     Guaranteed minimum death benefits

     The majority of the variable annuity contracts offered by American Enterprise Life contain guaranteed minimum death benefit (GMDB) provisions. At time of issue, these contracts typically guarantee the death benefit payable will not be less than the amount invested, regardless of the performance of the customer's account. Most contracts also provide for some type of periodic adjustment of the guaranteed amount based on the change in value of the contract. A large portion of American Enterprise Life's contracts containing a GMDB provision adjust once every six years. The periodic adjustment of these contracts can either increase or decrease the guaranteed amount though not below the amount invested adjusted for withdrawals. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the accumulated contract value. Through December 31, 2003, the amount paid in excess of contract value was expensed when payable. Amounts expensed in 2003, 2002 and 2001 were $2.9 million, $6.4 million, and $0.8 million, respectively. American Enterprise Life also issues certain variable annuity contracts that contain a guaranteed minimum income benefit (GMIB) feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates. To date, American Enterprise Life has not expensed any amount related to GMIBs as all terms on GMIB features are within the stipulated waiting periods. See Recently issued accounting standards section herein for a description of Statement of Position 03-1.

     Liabilities for future policy benefits

     Liabilities for variable universal life insurance and fixed and variable deferred annuities are accumulation values.

     Liabilities for fixed annuities in a benefit status are based on established industry mortality tables and interest rates, ranging from 4.6% to 8.5%, depending on year of issue, with an average rate of approximately 6.1%.

     Reinsurance

     There are no amounts recoverable from reinsurers at December 31, 2003 and 2002.

     Reinsurance premiums and benefits paid or provided are accounted for on a basis consistent with that used in accounting for original policies issued and with the terms of the reinsurance contracts.

     The maximum amount of life insurance risk retained by American Enterprise Life is $750,000 on any single life. American Enterprise Life retains all accidental death benefit, and waiver of premium risk.

     Federal income taxes

     American Enterprise Life's taxable income is included in the consolidated federal income tax return of American Express Company. American Enterprise Life provides for income taxes on a separate return basis, except that, under an agreement between AEFC and American Express Company, tax benefit is recognized for losses to the extent they can be used on the consolidated tax return. It is the policy of AEFC and its subsidiaries that AEFC will reimburse subsidiaries for all tax benefits.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Separate account business

     The separate account assets and liabilities represent funds held for the exclusive benefit of the variable annuity and variable life insurance contract owners. Through December 31, 2003, American Enterprise Life received mortality and expense risk fees directly from the separate accounts. During the fourth quarter of 2003, AEFC replaced IDS Life as the investment manager of these proprietary mutual funds. In connection with this change and through an agreement with AEFC, American Enterprise Life receives fund administrative services fees for the fund management services American Enterprise Life provides these proprietary mutual funds.

     American Enterprise Life makes contractual mortality assurances to the variable annuity contract owners that the net assets of the separate accounts will not be affected by future variations in the actual life expectancy experience of the annuitants and beneficiaries from the mortality assumptions implicit in the annuity contracts. American Enterprise Life makes periodic fund transfers to, or withdrawals from, the separate account assets for such actuarial adjustments for variable annuities that are in the benefit payment period. American Enterprise Life also guarantees that the rates at which administrative fees are deducted from contract funds will not exceed contractual maximums.

     For variable life insurance, American Enterprise Life guarantees that the rates at which insurance charges and administrative fees are deducted from contract funds will not exceed contractual maximums. American Enterprise Life also guarantees that the death benefit will continue to be payable at the initial level regardless of investment performance so long as minimum premium payments are made.

     Recently issued accounting standards

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs) and was subsequently revised in December 2003. FIN 46 was effective for American Enterprise Life as of December 31, 2003. FIN 46 does not impact the accounting for qualifying special purpose entities as defined by Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," such as American Enterprise Life's CDO-related securitization trust established in 2001. That trust contains a majority of American Enterprise Life's rated CDOs whose retained interest in the trust had a carrying value of $41.1 million at December 31, 2003, of which $30.3 million is considered investment grade. Additionally, there were no other impacts on the financial statements as of December 31, 2003.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The adoption of this Statement did not have a material impact on American Enterprise Life's financial statements.

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). American Enterprise Life is currently evaluating its impact, which, among other provisions, requires reserves related to guaranteed minimum death benefits included within the majority of variable annuity contracts offered by American Enterprise Life. SOP 03-1 is required to be adopted on January 1, 2004, and any impact will be recognized

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     in American Enterprise Life's 2004 results of operations.

     In November 2003, the FASB ratified a consensus on the disclosure provisions of EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The disclosure provisions of this rule, which are addressed in Note 2, require tabular presentation of certain information regarding investment securities with gross unrealized losses.

     In July 2000, the FASB's EITF issued a consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." American Enterprise Life adopted the consensus as of January 1, 2001. Issue No. 99-20 prescribed new procedures for recording interest income and measuring impairment on retained and purchased beneficial interests. The consensus primarily affects American Enterprise Life's CDO investments. Although there was no significant impact resulting from the adoption of Issue 99-20, American Enterprise Life holds structured securities that are accounted for under Issue 99-20.

     Effective January 1, 2001, American Enterprise Life adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), which required an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative are recorded in earnings or directly to equity, depending on the instrument's designated use. The adoption of SFAS No. 133 resulted in a cumulative after-tax reduction to other comprehensive income of $34.7 million. This reduction in other comprehensive income is due to cash flow hedges that existed previous to adopting SFAS No. 133 that no longer qualify or are not designated for hedge accounting treatment under SFAS No. 133. The cumulative impact to earnings was not significant. See Note 9 for further discussion of American Enterprise Life's derivatives and hedging activities.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Investments

     Fixed maturity and equity securities

     Available-for-sale securities at December 31, 2003 are distributed by type as presented below:

                                                                    Gross          Gross
                                                  Amortized       Unrealized     Unrealized          Fair
     (Thousands)                                    Cost            Gains          Losses           Value
                                                 ----------       --------       --------        ----------
     Fixed maturity securities:
        Mortgage and other asset-backed
          securities                             $3,066,446       $ 37,207       $(22,106)       $3,081,547
        Corporate bonds and obligations           2,737,449         98,969        (18,067)        2,818,351
        Foreign corporate bonds and
          obligations                               574,582         23,521         (6,055)          592,048
        U.S. Government agency obligations           87,614            741            (19)           88,336
        Structured investments                       49,232              -         (8,106)           41,126
        State and municipal obligations              30,238            322         (1,062)           29,498
                                                 ----------       --------       --------        ----------
     Total fixed maturity securities              6,545,561        160,760        (55,415)        6,650,906

        Common stocks                                     -              6               -                6
                                                 ----------       --------       --------        ----------
     Total fixed maturity and equity
        securities                               $6,545,561       $160,766       $(55,415)       $6,650,912
                                                 ==========       ========       =========       ==========

     Available-for-sale securities at December 31, 2002 are distributed by type as presented below:
                                                                    Gross          Gross
                                                  Amortized       Unrealized     Unrealized          Fair
     (Thousands)                                    Cost            Gains          Losses           Value
                                                 ----------       --------       --------        ----------
     Fixed maturity securities:
        Mortgage and other asset-backed
          securities                             $3,306,057       $101,719       $   (804)       $3,406,972
        Corporate bonds and obligations           1,459,454         89,905        (17,264)        1,532,095
        Foreign corporate bonds and
          obligations                               278,974         19,078           (663)          297,389
        U.S. Government agency obligations            4,928            389              -             5,317
        Structured investments                       53,768              -         (9,142)           44,626
        State and municipal obligations               2,250            206              -             2,456
                                                 ----------       --------       --------        ----------
     Total fixed maturity securities              5,105,431        211,297        (27,873)        5,288,855

        Common stocks                                     -              -              -                 -
                                                 ----------       --------       --------        ----------
     Total fixed maturity and equity
        securities                               $5,105,431       $211,297       $(27,873)       $5,288,855
                                                 ==========       ========       ========        ==========

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The following table provides information about available-for-sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2003:

                                         Less than 12 months          12 months or more               Total
                                         -------------------          -----------------               -----
    (Thousands)                          Fair       Unrealized       Fair        Unrealized     Fair       Unrealized
    Description of Securities:           Value        Losses        Value          Losses       Value        Losses
    --------------------------        ----------     --------       ------       ----------   ----------    --------
    Mortgage and other
      asset-backed securities         $1,411,059     $(22,106)      $    -           $  -     $1,411,059    $(22,106)
    Corporate bonds and obligations      797,463      (18,012)       1,438            (55)       798,901     (18,067)
    Foreign corporate bonds
      and obligations                    172,213       (6,055)           -              -        172,213      (6,055)
    U.S. Government agency
      obligations                            529          (19)           -              -            529         (19)
    State and municipal obligations       21,943       (1,062)           -              -         21,943      (1,062)
                                      ----------     --------       ------           ----     ----------    --------
                              Total   $2,403,207     $(47,254)      $1,438           $(55)    $2,404,645    $(47,309)
                                      ==========     ========       ======           ====     ==========    ========

    Note: Excludes structured investments that are accounted for pursuant to EITF 99-20, and are therefore outside the scope of EITF 03-1. At December 31, 2003, such investments had gross unrealized losses of $8.1 million.

    Approximately 204 investment positions were in an unrealized loss position as of December 31, 2003. The gross unrealized losses on these securities are attributable to a number of factors including changes in interest rates and credit spreads and specific credit events associated with individual issuers. As part of its ongoing monitoring process, management has concluded that none of these securities are other-than-temporarily impaired at December 31, 2003. American Enterprise Life has the ability and intent to hold these securities for a time sufficient to recover its amortized cost. See the Available-for-sale Securities section of Note 1 for information regarding American Enterprise Life's policy for determining when an investment's decline in value is other-than-temporary.

    The following is a distribution of available-for-sale securities by maturity at December 31, 2003:

                                                   Amortized            Fair
    (Thousands)                                       Cost             Value
    -----------                                   ------------       ---------
    Due within one year                            $   37,979        $   38,741
    Due from one to five years                        883,902           934,536
    Due from five to ten years                      2,306,080         2,354,394
    Due in more than ten years                        251,154           241,687
    Mortgage and other asset-backed securities      3,066,446         3,081,548
                                                    ---------         ---------
         Total                                     $6,545,561        $6,650,906
                                                   ==========        ==========

     The timing of actual receipts will differ from contractual maturities because issuers may have the right to call or prepay obligations.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At December 31, 2003, fixed maturity securities comprised approximately 92 percent of American Enterprise Life's total investments. These securities are rated by Moody's and Standard & Poor's (S&P), except for approximately $132.6 million of securities which are rated by AEFC's internal analysts using criteria similar to Moody's and S&P. Ratings are presented using S&P's convention and if the two agencies' ratings differ, the lower rating is used. A summary of fixed maturity securities, at fair value, by rating on December 31, is as follows:

                     Rating                                  2003          2002
              ----------------------                         ----          ----
              AAA                                             50%           65%
              AA                                               2             1
              A                                               18            10
              BBB                                             23            19
              Below investment grade                           7             5
                                                             ---           ---
                 Total                                       100%          100%
                                                             ===           ===

     At December 31, 2003, approximately 92% of the securities rated AAA were GNMA, FNMA and FHLMC mortgage-backed securities. No holdings of any other issuer were greater than ten percent of stockholder's equity.

     The table below includes sales, maturities and purchases of investments classified as available-for-sale for the years ended December 31:

     (Thousands)                               2003         2002        2001
     ------------------------------------- ----------- ----------- ------------
     Sales                                 $3,365,402   $1,092,923  $  803,034
     Maturities                            $  875,785   $  500,348  $  379,281
     Purchases                             $5,678,854   $3,409,718  $1,446,157
     ------------------------------------- ----------- ----------- ------------

     Gross realized gains on sales of securities classified as available-for-sale securities, using the specific identification method, were approximately $65.8 million, $38.2 million and $17.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Gross realized losses on sales of available-for-sale securities were approximately ($30.3 million), ($17.6 million) and ($72.6 million) for the same periods. American Enterprise Life also recognized losses of approximately ($9.3 million), ($14.5 million) and ($30.1 million) in other-than-temporary impairments on available-for-sale securities for the years ended December 31, 2003, 2002 and 2001, respectively. The 2001 losses include the effect of the write-down and sale of high-yield securities discussed below.

     During 2001, American Enterprise Life recognized pretax losses of $90.2 million to recognize the impact of higher default rate assumptions on certain structured investments, to write down lower-rated securities (most of which were sold in 2001) in connection with American Enterprise Life's decision to lower its risk profile by reducing the level of its high-yield portfolio, allocating holdings toward stronger credits, and reducing the concentration of exposure to individual companies and industry sectors; to write down certain other investments. Of the total charge of $90.2 million, approximately $83.7 million of these losses are included in net realized losses on investments and $6.5 million are included in net investment income.

     Also during 2001 American Enterprise Life placed a majority of its rated CDO securities and related accrued interest (collectively referred to as transferred assets) having an aggregate book value of $53.6 million, into a securitization trust. In return, American Enterprise Life received $7.1 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests in the trust with allocated book amounts aggregating $46.5 million. As of December 31, 2003, the retained interests had a carrying value of $41.1

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     million, of which $30.3 million is considered investment grade. The book amount is determined by allocating the previous carrying value of the transferred assets between assets sold and the retained interests based on their relative fair values. Fair values are based upon the estimated present value of future cash flows. The retained interests are accounted for in accordance with EITF Issue No. 99-20.

     The change in net unrealized securities gains (losses) recognized in other comprehensive income includes two components: (i) unrealized gains (losses) that arose from changes in market value of securities that were held during the period (holding gains (losses)), and (ii) gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales of available-for-sale securities (reclassification for realized gains (losses)). This reclassification has no effect on total comprehensive income or shareholder's equity.

     The following table presents these components of other comprehensive income net of tax:


    (Thousands)                                                   2003              2002            2001
    -----------                                                   ----              ----            ----
    Holding (losses) gains                                     $(27,174)          $95,827         $136,972
    Reclassification for realized securities losses (gains)     (17,006)           (4,589)         (57,220)
                                                               ---------           -------         --------
    Increase in net unrealized securities (losses) gains
      recognized in other comprehensive income                 $(44,180)          $91,238          $79,752
                                                               =========          =======          =======

     At December 31, 2003 and 2002, bonds carried at $3.5 million and $3.4 million, respectively, were on deposit with various states as required by law.

     Pursuant to the adoption of SFAS No. 133 at January 1, 2001, American Enterprise Life reclassified all held-to-maturity securities with a carrying value of $934.1 million and net unrealized losses of $7.1 million to available-for-sale.

     Mortgage loans on real estate

     The following is a summary of mortgage loans on real estate at December 31:

     (Thousands)                                          2003          2002
     -----------                                        --------      ---------
     Mortgage loans on real estate                      $542,174      $598,347
     Mortgage loans on real estate reserves               (7,362)      (10,812)
                                                        --------      ---------
     Net mortgage loans                                 $534,812      $587,535
                                                        ========      =========

     Mortgage loans are first mortgages on real estate. American Enterprise Life holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements.

     At December 31, 2003 and 2002, American Enterprise Life's recorded investment in impaired mortgage loans on real estate was $2.8 million and $11.7 million, with a reserve of $1.0 million and $4.7 million, respectively. During 2003 and 2002, the average recorded investment in impaired mortgage loans on real estate was $6.6 million and $9.4 million, respectively. American Enterprise Life recognized $0.2 million, $0.3 million and $0.3 million of interest income related to impaired mortgage loans on real estate for the years ended December 31, 2003, 2002 and 2001, respectively.

     The balances of and changes in the total reserve for mortgage loan losses as of and for the years ended December 31, are as follows:

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Thousands)                                     2003              2002              2001
     -----------                                    -------          -------            ------
     Balance, January 1                             $10,812          $ 5,067            $5,054
     Provision for mortgage loan losses                 281            6,079               928
     Foreclosures, write-offs and other              (3,731)            (334)             (915)
                                                    -------          -------            ------
     Balance, December 31                           $ 7,362          $10,812            $5,067
                                                    =======          =======            ======

     Concentration of credit risk of mortgage loans on real estate by region at December 31 were:

                                               December 31, 2003               December 31, 2002
                                            -----------------------          ---------------------
     (Thousands)                        On Balance       Funding          On Balance       Funding
     Region                                Sheet        Commitments          Sheet       Commitments
     ---------------------              ----------      -----------       ----------     -----------
     South Atlantic                      $118,183         $    -           $145,999        $   -
     Middle Atlantic                       75,056              -             85,680            -
     East North Central                    99,371          1,000            103,713            -
     Mountain                              74,347              -             75,001            -
     West North Central                    88,961              -             99,790            -
     New England                           25,229              -             28,360            -
     Pacific                               24,607              -             25,759            -
     West South Central                    25,724              -             26,889            -
     East South Central                    10,696              -              7,156            -
                                         --------         ------           --------        -----
                                          542,174          1,000            598,347            -
     Less reserves for losses              (7,362)             -            (10,812)           -
                                         --------         ------           --------        -----
       Total                             $534,812         $1,000           $587,535        $   -
                                         ========         ======           ========        =====

     Concentration of credit risk of mortgage loans on real estate by property type at December 31 were:

                                               December 31, 2003               December 31, 2002
                                            -----------------------          ---------------------
     (Thousands)                        On Balance       Funding          On Balance       Funding
     Property type                         Sheet        Commitments          Sheet       Commitments
     ---------------------              ----------      -----------       ----------     -----------
     Department/retail stores            $139,417         $    -           $159,176        $   -
     Apartments                           113,746              -            132,567            -
     Office buildings                     169,904          1,000            171,799            -
     Industrial buildings                  60,275              -             67,776            -
     Hotels/motels                         33,091              -             35,421            -
     Medical buildings                     18,694              -             24,476            -
     Nursing/retirement homes               2,413              -              2,707            -
     Mixed use                              4,634              -              4,425            -
                                         --------         ------           --------        -----
                                          542,174          1,000            598,347            -
     Less reserves for losses              (7,362)             -            (10,812)           -
                                         --------         ------           --------        -----
        Total                            $534,812         $1,000           $587,535        $   -
                                         ========         ======           ========        =====

     Commitments to fund mortgages are made in the ordinary course of business. The estimated fair value of the mortgage commitments as of December 31, 2003 and 2002 was not material.

     Mortgage loan findings are restricted by state insurance regulatory authorities to 80 percent or less of the market value of the real estate at the time of origination of the loan. American Enterprise Life holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreement.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Sources of investment income and realized gains (losses) on investments

     Net investment income for the years ended December 31 is summarized as follows:

     (Thousands)                                                          2003             2002             2001
     -----------------------                                           --------         --------         --------
     Income on fixed maturities                                         $321,420         $239,084         $211,920
     Income on mortgage loans on real estate                              42,482           47,697           54,723
     Other                                                                11,600            8,874            6,498
                                                                        --------         --------         --------
                                                                         375,502          295,655          273,141
     Less investment expenses                                              3,308            3,588            1,423
                                                                        --------         --------         --------
        Total                                                           $372,194         $292,067         $271,718
                                                                        ========         ========         ========

     Net realized gains (losses) on investments for the years ended December 31 is summarized as follows:

     (Thousands)                                                          2003             2002             2001
     -----------------------                                             -------          -------         --------
     Fixed maturities                                                    $26,163          $ 6,068         $(84,770)
     Mortgage loans on real estate                                         3,450           (5,744)          (1,263)
     Other                                                                (4,508)            (321)          (3,887)
                                                                         -------          -------         --------
        Total                                                            $25,105          $     3         $(89,920)
                                                                         =======          =======         ========

3.   Deferred policy acquisition costs

     The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, were:

     (Thousands)                                                          2003             2002             2001
     -----------------------                                            --------         --------         --------
     Balance, beginning of year                                         $260,577         $217,923        $ 198,622
     Capitalization of expenses                                          120,890          114,149           64,795
     Amortization                                                        (45,605)         (48,469)         (45,494)
     Change in unrealized investment gains and losses                     10,104          (23,026)               -
                                                                        --------         --------        ---------
     Balance, end of year                                               $345,966         $260,577        $(217,923)
                                                                        ========         ========        =========

4.   Income taxes

     American Enterprise Life qualifies as a life insurance company for federal income tax purposes. As such, American Enterprise Life is subject to the Internal Revenue Code provisions applicable to life insurance companies.

     The income tax expense (benefit) for the years ended December 31 consists of the following:

     (Thousands)                                                          2003             2002             2001
     -----------------------                                            --------         --------         --------
     Federal income taxes
       Current                                                          $  3,371         $(15,096)        $ 11,803
       Deferred                                                           15,420           (3,725)         (34,562)
                                                                        --------         --------         --------
                                                                          18,791          (18,821)         (22,759)
     State income taxes-current                                              284              334              551
                                                                        --------         --------         --------
     Income tax expense (benefit)                                       $ 19,075         $(18,487)        $(22,208)
                                                                        ========         ========         ========

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Income tax expense (benefit) differs from that computed by using the federal statutory rate of 35%. The principal causes of the difference in each year are shown below:

                                                  2003                       2002                       2001
                                                  ----                       ----                       ----
     (Dollars in thousands)             Provision       Rate      Provision       Rate       Provision       Rate
     ----------------------             ---------       ----      ---------       ----       ---------       ----
     Federal income taxes   based
        on the statutory rate            $19,846        35.0%      $(18,262)     (35.0)%     $(22,378)      (35.0)%
     Tax-exempt interest and
       dividend income                      (485)       (0.8)           (62)      (0.1)            (3)          -
     State taxes, net of federal
        benefit                              184         0.3            217        0.4            358         0.6
     Other, net                             (470)       (0.9)          (380)      (0.7)          (185)       (0.3)
                                         -------        ----       --------      -----       --------       -----
     Total income taxes                  $19,075        33.6%      $(18,487)     (35.4)%     $(22,208)      (34.7)%
                                         =======        ====       ========      =====       ========       =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of American Enterprise Life's deferred income tax assets and liabilities as of December 31 are as follows:

     (Thousands)                                                                        2003              2002
     -----------                                                                        ----              ----
     Deferred income tax assets:
        Policy reserves                                                               $ 64,080          $ 48,048
        Net unrealized losses on available-for-sale securities                          10,688                 -
        Investments, other                                                               3,252             3,154
        Other                                                                              412             6,049
                                                                                      --------          --------
     Total deferred income tax assets                                                   78,432            57,251
                                                                                      --------          --------

     Deferred income tax liabilities:
        Deferred policy acquisition costs                                               90,050            73,243
        Net unrealized gains on available-for sale securities                                -             1,616
                                                                                      --------          --------
     Total deferred income tax liabilities                                              90,050            74,859
                                                                                      --------          --------
     Net deferred income tax liabilities                                              $(11,618)         $(17,608)
                                                                                      ========          ========

     American Enterprise Life is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that American Enterprise Life will realize the benefit of the deferred income tax assets and, therefore, no such valuation allowance has been established.

5.   Stockholder's equity

     Retained earnings available for distribution as dividends to IDS Life are limited to American Enterprise Life's surplus as determined in accordance with accounting practices prescribed by state insurance regulatory authorities. American Enterprise Life's statutory unassigned deficit aggregated $99.1 million and $101.5 million as of December 31, 2003 and 2002, respectively. Any dividend distributions in 2003 would require approval by the Insurance Department of the State of Indiana.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Statutory net loss for the years ended December 31 and statutory capital and surplus as of December 31 are summarized as follows:

     (Thousands)                                                       2003              2002             2001
     -----------                                                    ---------         ---------          -------
     Statutory net gain (loss)                                      $  6,483          $(85,113)         $(81,461)
     Statutory capital and surplus                                   495,816           493,339           303,501

     The National Association of Insurance Commissioners (NAIC) revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised regulations took effect January 1, 2001. The State of Indiana adopted the provisions of the revised manual without modification. The revised manual changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that American Enterprise Life uses to prepare its statutory-basis financial statements. The impact of implementing these changes was a decrease of $44.8 million to American Enterprise Life's statutory-basis capital and surplus as of January 1, 2001.

6.   Related party transactions

     American Enterprise Life has no employees. Charges by IDS Life for the use of joint facilities, technology support, marketing services and other services aggregated $56.3 million, $44.5 million, and $34.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Certain of these costs are included in deferred policy acquisition costs. Expenses allocated to American Enterprise Life may not be reflective of expenses that would have been incurred by American Enterprise Life on a stand-alone basis.

     In connection with AEFC being named the investment manager for the proprietary mutual funds used as investment options by American Enterprise Life's variable annuity and variable life insurance contract owners in the fourth quarter of 2003 and, as discussed in the "Separate account business" section of Note 1 herein, AEFC receives management fees from these funds. American Enterprise Life continues to provide fund management services other than investment management, and has entered into an administrative services agreement with AEFC to be compensated for the services American Enterprise Life provides. During the fourth quarter of 2003, $138 thousand was received by American Enterprise Life under this arrangement.

     American Enterprise Life has entered into interest rate swaps and interest rate floors with IDS Life. See Note 8 for more details.

     Included in other liabilities at December 31, 2003 and 2002 is $2.4 million and $1.5 million, respectively, payable to IDS Life for federal income taxes.

7.   Lines of credit

     American Enterprise Life has an available line of credit with AEFC aggregating $50.0 million. The rate for the line of credit is established by reference to various indices plus 20 to 45 basis points, depending on the term. There were no borrowings outstanding under this agreement at December 31, 2003 or 2002.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Commitments and contingencies

     The Securities and Exchange Commission (SEC), the National Association of Securities Dealers (NASD) and several state attorneys general have brought proceedings challenging several mutual fund and variable product financial practices, including suitability generally, late trading, market timing, disclosure of revenue sharing arrangements, and inappropriate sales. American Enterprise Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

     American Enterprise Life and its affiliates are involved in a number of other legal and arbitration proceedings concerning matters arising in connection with the conduct of their respective business activities. American Enterprise Life believes it has meritorious defenses to each of these actions and intends to defend them vigorously. American Enterprise Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on American Enterprise Life's consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

     At December 31, 2003, American Enterprise Life had no commitments to purchase investments other than mortgage loan fundings (see Note 2).

     Reinsurance contracts do not relieve American Enterprise Life from its primary obligation to policyholders.

     The IRS routinely examines American Enterprise Life's federal income tax returns and is currently conducting an audit for the 1993 through 1996 tax years. Management does not believe there will be a material adverse effect on American Enterprise Life's consolidated financial position as a result of these audits.

9.   Derivative financial instruments

     American Enterprise Life maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate and equity market volatility. American Enterprise Life does not enter into derivative instruments for speculative purposes. As prescribed by SFAS No. 133, derivative instruments that are designated and qualify as hedging instruments are classified as cash flow hedges, fair value hedges, or hedges of a net investment in a foreign operation, based upon the exposure being hedged. American Enterprise Life currently has economic hedges that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133.

     Market risk is the possibility that the value of the derivative financial instruments will change due to fluctuations in a factor from which the instrument derives its value, primarily an interest rate. American Enterprise Life is not impacted by market risk related to derivatives held for non-trading purposes beyond that inherent in cash market transactions. Derivatives held for purposes other than trading are largely used to manage risk and, therefore, the cash flow and income effects of the derivatives are inverse to the effects of the underlying transactions. Credit risk is the possibility that the counterparty will not fulfill the terms of the contract. American Enterprise Life monitors credit risk related to derivative financial instruments through established approval procedures, including setting concentration limits by counterparty, and requiring collateral, where appropriate. A vast majority of American Enterprise Life's counterparties are rated A or better by Moody's and Standard & Poor's.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     American Enterprise Life enters into interest rate swaps, floors and caps to manage American Enterprise Life's interest rate risk. Specifically, American Enterprise Life uses the instruments to protect the margin between interest rates earned on investments and the interest rates credited to related annuity contract holders. The interest rate swaps and floors are exclusively with IDS Life. The values of derivative financial instruments are based on market values, dealer quotes or pricing models. The interest rate swaps had carrying amounts of ($42.7 million) and ($72.5 million) at December 31, 2003 and 2002, respectively, and are included in Other liabilities. The interest rate floors had carrying amounts of $6.1 million and $15.9 million at December 31, 2003 and 2002, respectively, and are included in Other assets. The interest rate caps had carrying amounts of $nil and $8 as of December 31, 2003 and 2002, respectively, and are included in Other assets. American Enterprise Life incurred ($11.6 million) and ($56.8 million) in derivative losses in 2003 and 2002, respectively, which are included in Other operating expenses. The decrease in derivative losses in 2003 is primarily due to the impact that increasing interest rates had on the market value of American Enterprise Life's interest rate swaps. The derivatives expire at various dates through 2006.

10.  Fair values of financial instruments

     American Enterprise Life discloses fair value information for financial instruments for which it is practicable to estimate that value. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2003 and 2002 and require management judgment. These figures may not be indicative of their future fair values. Fair value of life insurance obligations, receivables and all non-financial instruments, such as DAC, are excluded. Off-balance sheet intangible assets are also excluded. Management believes the value of excluded assets and liabilities is significant. The fair value of American Enterprise Life, therefore, cannot be estimated by aggregating the amounts presented.

                                                              2003                            2002
                                                              ----                            ----
                                                    Carrying          Fair          Carrying       Fair
     (Thousands)                                     Amount          Value           Amount       Value
     -----------                                  ----------      ----------      ----------    ----------
     Financial Assets
     ----------------
     Fixed maturities                             $6,650,906      $6,650,906      $5,288,855    $5,288,855
     Common stocks                                $        6      $        6      $        -    $        -
     Mortgage loans on real estate                $  534,812      $  585,295      $  587,535    $  656,200
     Derivatives                                  $    6,072      $    6,072      $   15,852    $   15,852
     Cash and cash equivalents                    $    9,065      $    9,065      $1,118,692    $1,118,692
     Separate account assets                      $1,108,160      $1,108,160      $  694,771    $  694,771

     Financial Liabilities
     ---------------------
     Future policy benefits for fixed annuities   $6,623,247      $6,385,595      $5,388,765    $5,256,677
     Derivatives                                  $   42,904      $   42,904      $   73,058    $   73,058
     Separate account liabilities                 $1,107,211      $1,064,419      $  694,248    $  671,315

     At December 31, 2003 and 2002, the carrying amount and fair value of future policy benefits for fixed annuities exclude life insurance-related contracts carried at $22.1 million and $23.2 million, respectively. The fair value of these benefits is based on the status of the annuities at December 31, 2003 and 2002. The fair values of deferred annuities is estimated as the carrying amount less applicable surrender charges. The fair value for annuities in non-life contingent payout status is estimated as the present value of projected benefit payments at rates appropriate for contracts issued in 2003 and 2002.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At December 31, 2003 and 2002, the fair value of liabilities related to separate accounts is estimated as the carrying amount less applicable surrender charges and less variable insurance contracts carried at $0.9 million and $0.5 million, respectively.

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference.

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

4.9 Form of Enhanced Death Benefit Rider for the Wells Fargo Advantage(SM) Variable Annuity, the Wells Fargo Advantage(SM) Builder Variable Annuity and the American Express FlexChoice(SM) Variable Annuity contracts (form 44213), filed electronically as Exhibit 4.3 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-85567 on form N-4, filed on or about Nov.4, 1999, is incorporated by reference.

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

*31.1 Certification of Mark E. Schwarzmann, Chief Executive Officer, pursuant to
      Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2 Certification of Arthur H. Berman, Chief Financial Officer, pursuant to
      Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1 Certification of Mark E. Schwarzmann, Chief Executive Officer, and Arthur
      H. Berman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed electronically herewith.