Form 10-Q
period 2004-03-31
AMERICAN ENTERPRISE MVA ACCOUNT
filed 2004-05-11
CIK 1093644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------
                                    FORM 10-Q
                              -------------------

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

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

       Registrant's telephone number, including area code: (612) 671-3131
                                                           ---------------

                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No ______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes _____  No __X___

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                                    FORM 10-Q

                                      INDEX
                                                                        Page No.
Part I.    Financial Information:

           Item 1.  Financial Statements

                    Consolidated Balance Sheets - March 31, 2004 and
                    December 31, 2003                                          1

                    Consolidated Statements of Income - Three months
                    ended March 31, 2004 and 2003                              2

                    Consolidated Statements of Cash Flows - Three
                    months ended March 31, 2004 and 2003                       3

                    Notes to Consolidated Financial Statements             4 - 8

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   9 - 11

           Item 4.  Controls and Procedures                                   12

Part II.   Other Information                                                  13

           Item 1.  Legal Proceedings                                         13

           Item 6.  Exhibits and Reports on Form 8-K                          13

           Signatures                                                         14

           Exhibit Index                                                     E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                       CONSOLIDATED BALANCE SHEETS
                                     (thousands, except share data)
                                                                                    March 31,               December 31,
                                                                                      2004                     2003
                                                                               -------------------     --------------------
                                                                                  (Unaudited)
Assets
Investments:
    Available-for-Sale:
        Fixed maturities, at fair value
             (amortized cost: 2004, $6,508,706; 2003, $6,545,561)              $        6,749,350        $      6,650,906
        Common stocks, at fair value                                                            6                       6
     Mortgage loans on real estate, at cost
             (less reserves: 2004, $7,862; 2003, $7,362)                                  514,422                 534,812
    Other investments                                                                       5,889                   6,069
                                                                               -------------------       -----------------
                  Total investments                                                     7,269,667               7,191,793
                                                                               -------------------       -----------------

Cash and cash equivalents                                                                   2,422                   9,065
Amounts due from brokers                                                                      427                     161
Other accounts receivable                                                                   3,389                   3,572
Accrued investment income                                                                  72,895                  70,591
Deferred policy acquisition costs                                                         281,658                 296,722
Deferred sales inducement costs                                                            45,342                  49,244
Other assets                                                                                8,493                   6,335
Separate account assets                                                                 1,269,659               1,108,160
                                                                               -------------------       -----------------
Total assets                                                                   $        8,953,952        $      8,735,643
                                                                               ===================       =================
Liabilities and Stockholder's Equity
Liabilities:
    Future policy benefits:
      Fixed annuities                                                          $        6,580,928        $      6,645,315
        Variable annuity guarantees                                                         3,634                       -
        Universal life insurance                                                               28                      27
    Policy claims and other policyholders' funds                                            7,428                   3,100
    Amounts due to brokers                                                                 76,782                  75,070
    Deferred income taxes, net                                                             53,701                  11,618
    Other liabilities                                                                      59,222                  68,674
    Separate account liabilities                                                        1,269,659               1,108,160
                                                                               -------------------       -----------------
                  Total liabilities                                                     8,051,382               7,911,964
                                                                               -------------------       -----------------
Stockholder's equity:
    Capital stock, $150 par value per share;
      100,000 shares authorized, 20,000 shares issued
      and outstanding                                                                       3,000                   3,000
    Additional paid-in capital                                                            591,872                 591,872
    Retained earnings                                                                     179,596                 177,545
    Accumulated other comprehensive income, net of tax:
        Net unrealized securities gain                                                    135,818                  60,078
        Net unrealized derivative losses                                                   (7,716)                 (8,816)
                                                                               -------------------       -----------------
            Total accumulated other comprehensive income                                  128,102                  51,262
                                                                               -------------------       -----------------
                  Total stockholder's equity                                              902,570                 823,679
                                                                               -------------------       -----------------
Total liabilities and stockholder's equity                                     $        8,953,952        $      8,735,643
                                                                               ===================       =================

                             See Notes to Consolidated Financial Statements.

                                                      -1-

                               AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                    CONSOLIDATED STATEMENTS OF INCOME
                                               (thousands)
                                               (Unaudited)

                                                                                  March 31,
                                                                    --------------------------------------
                                                                         2004                  2003
                                                                    ---------------      -----------------
Revenues:
    Net investment income                                           $       94,395       $     86,335
    Contractholder and policyholder charges                                  2,477              1,817
    Mortality and expense risk and other fees                                5,010              2,700
    Net realized gain on investments                                         1,767             26,149
                                                                    ---------------      -----------------
                        Total                                              103,649            117,001
                                                                    ---------------      -----------------
Benefits and Expenses:
    Death and other benefits-investment contracts and
         universal life-type insurance                                      4,334               3,148
    Interest credited on investment contracts and
         universal life-type insurance                                      57,763             60,093
    Amortization of deferred policy acquisition costs                       14,652             13,988
    Other insurance and operating expenses                                  18,420             10,161
                                                                    ---------------      -----------------
                         Total                                              95,169             87,390
                                                                    ---------------      -----------------

Pretax income before accounting change                                       8,480             29,611
Income tax provision                                                         2,867             10,360
                                                                    ---------------      -----------------
Income before accounting change                                              5,613             19,251
Cumulative effect of accounting change, net of tax (Note 1)                 (3,562)                 -
                                                                    ---------------      -----------------

Net income                                                          $        2,051       $     19,251
                                                                    ===============      =================



                             See Notes to Consolidated Financial Statements.

                                AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (thousands)
                                               (Unaudited)

                                                                              Three months ended
                                                                                  March 31,
                                                                    ---------------------------------------
                                                                          2004                    2003
                                                                    ------------------       ----------------
Cash Flows from Operating Activities
    Net income                                                       $         2,051         $       19,251
    Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
       Change in accrued investment income                                    (2,304)                   260
       Change in other assets and liabilities, net                           (12,206)                (8,486)
       Change in deferred policy acquisition costs, net                        2,402                (16,906)
       Change in policy claims and other
          policyholders' funds                                                 4,328                  5,009
       Deferred income taxes                                                   2,626                 12,144
       Amortization of premium, net                                            7,793                  3,466
       Net realized gain on investments                                       (1,767)               (26,149)
       Cumulative effect of accounting change, net of tax (Note 1)             3,562                     --
                                                                    ------------------      -----------------
Net cash provided by (used in) operating activities                            6,485                (11,411)
                                                                    ------------------      -----------------
Cash Flows From Investing Activities
    Available-for-Sale securities:
       Sales                                                                  59,981              1,411,233
       Maturities, sinking fund payments and calls                            97,801                218,647
       Purchases                                                            (126,291)            (2,144,129)
    Other investments:
       Sales, maturities, sinking fund payments and calls                     21,015                 17,780
       Purchases                                                              (1,168)                    --
    Change in amounts due to and from brokers, net                             1,446               (895,664)
                                                                     -----------------       ----------------
Net cash provided by (used in) investing activities                           52,784             (1,392,133)
                                                                     -----------------       ---------------
Cash Flows from Financing Activities
    Activity related to investment contracts
    and universal life-type insurance:
       Considerations received                                                82,640                540,182
       Interest credited to account balances                                  57,763                 60,093
       Surrenders and other benefits                                        (206,315)              (145,166)
                                                                     -----------------      -----------------
Net cash (used in) provided by financing activities                          (65,912)               455,109
                                                                     -----------------      -----------------
Net decrease in cash and cash equivalents                                     (6,643)              (948,435)
Cash and cash equivalents at beginning of period                               9,065              1,118,692
                                                                     -----------------      -----------------

Cash and cash equivalents at end of period                           $         2,422         $      170,257
                                                                     =================      =================

                                See Notes to Consolidated Financial Statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Enterprise Life Insurance Company ("American Enterprise Life") for the year ended December 31, 2003. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

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

     Recently Issued Accounting Standards

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1) effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance on separate account presentation and accounting for interests in separate accounts. Additionally, SOP 03-1 provides clarifying guidance as to the recognition of bonus interest and other sales inducement benefits and the presentation of any deferred amounts in the financial statements. Lastly, SOP 03-1 requires insurance enterprises to consider whether to establish additional liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. Where an additional liability is established, the recognition of this liability will then be considered in amortizing deferred policy acquisition costs ("DAC") and any deferred sales inducement costs associated with those insurance or annuity contracts.

     The adoption of SOP 03-1 as of January 1, 2004, resulted in a cumulative effect of accounting change that reduced first quarter 2004 results by $3.6 million ($5.5 million pretax). The cumulative effect of accounting change related to establishing additional liabilities for certain variable annuity guaranteed benefits and from considering these liabilities in valuing DAC and deferred sales inducement assets associated with those contracts. Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed when payable.

     American Enterprise Life's current accounting for separate accounts was already consistent with the provisions of SOP 03-1 and, therefore, there was no impact related to this requirement.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The additional liabilities for guaranteed benefits established under SOP 03-1 are supported by general account assets. Changes in these liabilities are included in death and other benefits in the Consolidated Statements of Income.

     Variable annuity contracts offered by American Enterprise Life all contain guaranteed minimum death benefit ("GMDB") provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. American Enterprise Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings; these are referred to as gain gross-up ("GGU") benefits. Certain variable annuity contracts offered by American Enterprise Life also contain guaranteed minimum income benefits ("GMIB") provisions. If elected by the contract owner and after a stipulated waiting period from contract issuance, a GMIB guarantees a minimum lifetime annuity based on a specified rate of contract accumulation value growth and predetermined annuity purchase rates. American Enterprise Life has established additional liabilities for these variable annuity death and GMIB benefits under SOP 03-1. American Enterprise Life has not established additional liabilities for other insurance or annuitization guarantees for which the risk is currently immaterial.

     The variable annuity death benefit liability is determined each period by estimating the expected value of death benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated meaningful life based on expected assessments (e.g., mortality and expense fees, proprietary fund management fees, 12b-1 fees, contractual administrative charges and similar fees). Similarly, the GMIB liability is determined each period by estimating the expected value of annuitization benefits in excess of the projected contract accumulation value at the date of annuitization and recognizing the excess over the estimated meaningful life based on expected assessments. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. In determining the additional liabilities for variable annuity death benefits and GMIB, American Enterprise Life projects these benefits and contract assessments over 200 randomly generated equity market scenarios. As with DAC, management will review and, where appropriate, adjust its assumptions each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management will review and update these assumptions annually in the third quarter of each year.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following provides summary information related to variable annuity contracts for which American Enterprise Life has established additional liabilities for death benefits and guaranteed minimum income benefits:

---------------------------------------------------------------------- ------------------ -------------------
           Variable Annuity GMDB and GMIB by Benefit Type                    As of              As of
                                                                        March 31, 2004    December 31, 2003
---------------------------------------------------------------------- ------------------ -------------------
(Dollar amounts in millions)
-------------------------------------------------------------------------------------------------------------
  Contracts with GMDB     Total Contract Value                         $       1,089.0    $        1,066.7
Providing for Return of   -------------------------------------------- ------------------ -------------------
        Premium           Contract Value in Separate Accounts          $         179.4    $          142.0
                          -------------------------------------------- ------------------ -------------------
                          Net Amount at Risk                           $           7.6    $            7.4
                          -------------------------------------------- ------------------ -------------------
                          Weighted Average Attained Age                             66                  66
------------------------- -------------------------------------------- ------------------ -------------------
  Contracts with GMDB     Total Contract Value                         $       1,560.1    $        1,467.7
 Providing for One Year   -------------------------------------------- ------------------ -------------------
        Ratchet           Contract Value in Separate Accounts          $         892.2    $          791.3
                          -------------------------------------------- ------------------ -------------------
                          Net Amount at Risk                           $          72.2    $           79.1
                          -------------------------------------------- ------------------ -------------------
                          Weighted Average Attained Age                             62                  62
------------------------- -------------------------------------------- ------------------ -------------------
  Contracts with Other    Total Contract Value                         $         272.0    $          244.6
          GMDB            -------------------------------------------- ------------------ -------------------
                          Contract Value in Separate Accounts          $         194.3    $          169.2
                          -------------------------------------------- ------------------ -------------------
                          Net Amount at Risk                           $          18.6    $           20.3
                          -------------------------------------------- ------------------ -------------------
                          Weighted Average Attained Age                             62                  62
------------------------- -------------------------------------------- ------------------ -------------------
   Contracts with GGU     Total Contract Value                         $          82.4    $           77.1
     Death Benefit        -------------------------------------------- ------------------ -------------------
                          Contract Value in Separate Accounts          $          45.1    $           38.7
                          -------------------------------------------- ------------------ -------------------
                          Net Amount at Risk                           $           1.7    $            1.1
                          -------------------------------------------- ------------------ -------------------
                          Weighted Average Attained Age                             63                  63
------------------------- -------------------------------------------- ------------------ -------------------
  Contracts with GMIB     Total Contract Value                         $         426.2    $          349.9
                          -------------------------------------------- ------------------ -------------------
                          Contract Value in Separate Accounts          $         337.0    $          263.0
                          -------------------------------------------- ------------------ -------------------
                          Net Amount at Risk                           $          22.1    $           23.0
                          -------------------------------------------- ------------------ -------------------
                          Weighted Average Attained Age                             59                  59
------------------------- -------------------------------------------- ------------------ -------------------

Net amount at risk under GMDB is current death benefit less total contract value

Net amount at risk under gain gross up death benefit is amount of gross up

Net amount at risk under GMIB is accumulated guaranteed minimum benefit base less total contract value

-------------------------------------------------------------------------------------------------------------------
            Additional Liabilities and Incurred Benefits                           GMDB                GMIB
---------------------------------------------------------------------------- ------------------ -------------------
   Three months ended     Liability balance at January 1                     $           1.2    $            2.2
     March 31, 2004       -------------------------------------------------- ------------------ -------------------
                          Reported claims                                    $           0.4    $              -
                          -------------------------------------------------- ------------------ -------------------
                          Liability balance at March 31                      $           1.3    $            2.3
                          -------------------------------------------------- ------------------ -------------------
                          Incurred claims (reported + change in liability)   $           0.5    $            0.1
------------------------- -------------------------------------------------- ------------------ -------------------

Contract values in separate accounts were invested in various equity, bond or other funds as directed by the contract holder. No gains or losses were recognized on assets transferred to separate accounts for the periods presented.

Sales inducement costs include bonus interest credits and premium credits added to certain annuity contract values. American Enterprise Life capitalizes these benefit costs to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. Deferred sales inducement costs are $45.3 million and $49.2 million as of March 31, 2004

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     and December 31, 2003, respectively, and are included separately on the balance sheet. The amounts capitalized are amortized using the same methodology and assumptions used to amortize deferred policy acquisition costs. American Enterprise Life capitalized $4.3 million and $4.4 million of sales inducement costs during the three months ended March 31, 2004 and 2003, respectively, and amortized $2.3 million and $2.2 million of sales inducement costs during the three months ended March 31, 2004 and 2003, respectively.

     In November 2003, the Financial Accounting Standards Board ("FASB") ratified a consensus on the disclosure provisions of Emerging Issues Task Force ("EITF") Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." American Enterprise Life complied with the disclosure provisions of this rule in Note 2 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether cost method investments are other-than-temporarily impaired. The provisions of this rule are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments for reporting periods beginning after June 15, 2004. Assuming no market changes, American Enterprise Life does not expect EITF 03-1 to have a material impact on its results of operations at the time of adoption.

2.   Investment Securities

     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three months ended March 31, 2004 and 2003:

                                                                      Three Months Ended March 31,
                                                                  --------------------------------------
                                                                       2004                 2003
                                                                  ----------------    ------------------

     (Millions)
     Gross realized gains on sales                                   $   3.0             $  40.7
     Gross realized (losses) on sales                                $  (0.6)            $  (8.1)
     Realized (losses) recognized for other-than-temporary
     impairments                                                     $    --             $  (6.3)

3.   Comprehensive Income

     Comprehensive income is defined as the aggregate change in stockholder's equity, excluding changes in ownership interests. It is the sum of net income and changes in unrealized gains or losses on Available-for-Sale securities and applicable deferred policy acquisition costs, net of related tax and unrealized gains or losses on derivatives, net of related tax.

     Total comprehensive income was $78.9 million and $13.8 million for the three months ended March 31, 2004 and 2003, respectively. The difference between net income and total comprehensive income for these periods primarily reflects the change in net unrealized gains on Available-for-Sale securities.

4.   Taxes and interest

     Cash received for income taxes during the three months ended March 31, 2004 was $3.7 million. Net income taxes paid during the three months ended March 31, 2003 was $0.5

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     million. Interest paid on borrowings during the three months ended March 31, 2004 and 2003, was $0.3 million and nil, respectively.

5.   Commitments and contingencies

     Commitments to fund mortgage loans on real estate at March 31, 2004 and March 31, 2003 were $2.2 million and nil, respectively.

     The maximum amount of life insurance risk retained by American Enterprise Life is $750,000 on any single life. Risk not retained is reinsured with other life insurance companies on a yearly renewable term basis. American Enterprise Life retains all accidental death benefit and waiver of premium risk. Reinsurance contracts do not relieve American Enterprise Life from its primary obligation to policyholders.

     Substantially all of American Enterprise Life's annuity products have minimum interest rate guarantees in their fixed accounts. As of March 31, 2004, these minimum interest rate guarantees ranged from 1.5% to 5%. To the extent the yield on American Enterprise Life's investment portfolio declines below its target spread plus the minimum guarantee, American Enterprise Life's profitability would be negatively affected.

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

     American Enterprise Life and its affiliates are involved in other legal and arbitration proceedings concerning matters arising in connection with the conduct of their respective business activities. American Enterprise Life believes it has meritorious defenses to each of these actions and intends to defend them vigorously. In addition, American Enterprise Life is subject to periodic state insurance department regulatory action, through examinations or other proceedings. American Enterprise Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration or regulatory proceedings that would have a material adverse effect on American Enterprise Life's consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

     The IRS routinely examines American Enterprise Life's federal income tax information and is currently conducting an audit for the 1993 through 1996 tax years. Management does not believe there will be a material adverse effect on American Enterprise Life's consolidated financial position as a result of these audits.

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

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See the Forward-Looking Statements section.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Net income for the three months ended 2004 reflects the $3.6 million ($5.5 million pretax) impact of American Enterprise Life's adoption the American Institute of Certified Public Accountants (AICPA) Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprise for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). The impact of the adoption is discussed in detail Note 1 to the Consolidated Financial Statements.

Revenues

Net investment income increased 9 percent to $94.4 million, reflecting higher levels of invested assets partially offset by lower average yields on the investment portfolio.

Net realized gain on investments was $1.8 million for the three months ended March 31, 2004 compared to $26.1 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, $3.0 million of gross realized gains on securities classified as Available-for-Sale were partially offset by $1.2 million of impairments and losses. Included in these total investment losses are $0.6 million of gross realized losses from sales of securities classified as Available-for-Sale.

For the three months ended March 31, 2003, $40.7 million of gross realized gains on securities classified as Available-for-Sale were partially offset by $14.6 million of impairments and losses. Included in these total investment losses are $8.1 million of gross realized losses from sales of securities, as well as $6.3 million of other-than-temporary investment impairment losses, classified as Available-for-Sale.

Mortality and expense risk and other fees increased $2.3 million or 86%, reflecting higher average values of separate account assets.

Benefits and Expenses

Interest credited on investment contracts and universal life-type insurance decreased $2.3 million or 4 percent reflecting lower interest crediting rates from the lower interest rate environment compared to the same period a year ago.

Other insurance and operating expenses increased by $8.3 million or 81 percent, primarily due to unfavorable market value changes on interest rate swaps for the three months ended March 31, 2004, compared to favorable market value changes during the same period a year ago. Interest rates were on average slightly lower during the first quarter of 2004 compared to the same period a year ago. American Enterprise Life enters into pay-fixed, receive-variable interest rate swaps with IDS Life to protect the spread between yields earned on investments and interest rates credited to fixed annuity products. The interest rate swaps are economic hedges that are not designated for hedge accounting treatment under SFAS No. 133.

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

DAC of $281.7 million and $296.7 million related to annuities was on American Enterprise Life's consolidated balance sheet at March 31, 2004 and 2003, respectively. In addition to these DAC balances, and in conjunction with American Enterprise Life's adoption of SOP 03-1, American

Enterprise Life had $45.3 million and $49.2 million of deferred sales inducements costs at March 31, 2004 and December 31, 2003, respectively, primarily related to American Enterprise Life's fixed and variable annuity products. Sales inducement costs include bonus interest credits and premium credits added to certain annuity contract values. American Enterprise Life capitalizes these benefit costs to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized using the same methodology and assumptions used to amortize deferred acquisition costs.

Impact of Recent Market Volatility on Results of Operations

Various aspects of American Enterprise Life's business are impacted by equity market levels and other market-based events. Several areas in particular involve DAC and deferred sales inducements , recognition of benefits under GMBD and certain other variable annuity benefits, mortality and expense risk and other fees and structured investments. The direction and magnitude of the changes in equity markets can increase or decrease amortization of DAC and deferred sales inducement benefits, incurred benefit amounts under GMBD and other variable annuity benefit provisions, and mortality and expense risk and other fees and correspondingly affect results of operations in any particular period. Similarly, the value of American Enterprise Life's structured investment portfolio is impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations.

Liquidity and Capital Resources

American Enterprise Life's liquidity requirements are generally met by funds provided by annuity considerations, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investment principal and capital contributions received from IDS Life. The primary uses of funds are annuity obligations, commissions and operating expenses and investment purchases. American Enterprise Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

American Enterprise Life has an available line of credit with AEFC aggregating $50 million. No borrowings were outstanding under the line of credit at March 31, 2004. American Enterprise Life had outstanding reverse repurchase agreements totaling $70.0 million at March 31, 2004. Both the line of credit and the reverse repurchase agreements are used strictly as short-term sources of funds.

Investments include $493.7 million, $467.6 million and $237.1 million of below investment grade securities (excluding net unrealized appreciation and depreciation) at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. These investments represent 7.0 percent, 6.6 percent and 3.8 percent of IDS Life's investment portfolio at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

OTHER REPORTING MATTERS
Accounting Developments

See "Future Application of Accounting Standards" section of Note 1 to the Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

The American Enterprise Life's management, with the participation of American Enterprise Life's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of American Enterprise Life's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, American Enterprise Life's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, its disclosure controls and procedures are effective.

Forward-Looking Statements

This report includes forward-looking statements which are subject to risks and uncertainties that could cause results to differ materially from such statements. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. American Enterprise Life undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: fluctuations in external markets, which can affect the amount and types of investment products sold, the market value of its separate account assets, and related mortality and expense risk and other fees and the amount of amortization of DAC; potential deterioration in high-yield and other investments, which could result in further losses in American Enterprise Life's investment portfolio; changes in assumptions relating to DAC which also could impact the amount of DAC amortization; the ability to sell certain high-yield investments at expected values and within anticipated time frames and to maintain its high-yield portfolio at certain levels in the future; the types and value of certain death benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of reinsurance rates and the availability and adequacy of reinsurance to protect American Enterprise Life against losses; negative changes in IDS Life's and American Enterprise Life's credit ratings; increasing competition in all American Enterprise Life's major businesses; the adoption of recently issued rules related to the consolidation of variable interest entities, including those involving CDOs that American Enterprise Life may from time-to-time invest in and reserves required pursuant to SOP 03-1 which could affect both American Enterprise Life's balance sheet and results of operations; and outcomes of litigation. A further description of these and other risks and uncertainties can be found in American Enterprise Life's Annual Report on Form 10-K for the year ended December 31, 2003 and its other reports filed with the SEC.

PART II.  OTHER INFORMATION

AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

Item 1.           Legal Proceedings

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

                  American Enterprise Life and its affiliates are involved in other legal and arbitration proceedings concerning matters arising in connection with the conduct of their respective business activities. American Enterprise Life believes it has meritorious defenses to each of these actions and intends to defend them vigorously. American Enterprise Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on American Enterprise Life's consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                               See Exhibit Index on page E-1 hereof.

                  (b) Reports on Form 8-K.

                               There were no reports on Form 8-K filed by American Enterprise Life during the quarterly period ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                  (Registrant)




Date:  May 10, 2004             By   /s/  Mark E. Schwarzmann
                                     --------------------------------
                                          Mark E. Schwarzmann
                                          Director, Chairman of the Board and
                                          Chief Executive Officer

Date:  May 10, 2004             By   /s/ Arthur H. Berman
                                     --------------------------------
                                         Arthur H. Berman
                                         Director and Executive Vice President -
                                         Finance and Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:


Exhibit                                 Description

31.1 Certification of Mark E. Schwarzmann pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Arthur H. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Mark E. Schwarzmann and Arthur H. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.