Form 10-Q
period 2004-06-30
AMERICAN ENTERPRISE MVA ACCOUNT
filed 2004-08-04
CIK 1093644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ____  No [X]

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                                    FORM 10-Q

                                      INDEX
                                                                        Page No.
Part I.   Financial Information:
          Item 1.  Financial Statements

                   Consolidated Balance Sheets - June 30, 2004 and
                   December 31, 2003                                           1

                   Consolidated Statements of Operations - Three
                   months ended June 30, 2004 and 2003                         2

                   Consolidated Statements of Operations - Six
                   months ended June 30, 2004 and 2003                         3

                   Consolidated Statements of Cash Flows - Six
                   months ended June 30, 2004 and 2003                         4

                   Notes to Consolidated Financial Statements             5 - 10

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   11 - 14

          Item 4.  Controls and Procedures                                    15

Part II.  Other Information

          Item 1.  Legal Proceedings                                          16

          Item 6.  Exhibits and Reports on Form 8-K                           16

          Signatures                                                          17

          Exhibit Index                                                      E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                       CONSOLIDATED BALANCE SHEETS
                                     (thousands, except share data)
                                                                                         June 30,            December 31,
                                                                                           2004                  2003
                                                                                    -------------------   --------------------
                                                                                       (Unaudited)
Assets
Investments:
    Available-for-Sale:
        Fixed maturities, at fair value
             (amortized cost: 2004, $6,375,622; 2003, $6,539,561)                   $        6,338,324     $        6,644,721
        Preferred and common stocks, at fair value
             (amortized cost: 2004, $6,000; 2003, $6,000)                                        5,864                  6,191
    Mortgage loans on real estate, at cost
             (less reserves: 2004, $7,362; 2003, $7,362)                                       491,472                534,812
    Other investments                                                                            5,818                  6,069
                                                                                    -------------------   --------------------
                  Total investments                                                          6,841,478              7,191,793
                                                                                    -------------------   --------------------

Cash and cash equivalents                                                                       16,870                  9,065
Amounts due from brokers                                                                           584                    161
Other accounts receivable                                                                        4,112                  3,572
Accrued investment income                                                                       70,092                 70,591
Deferred policy acquisition costs                                                              313,169                296,722
Deferred sales inducement costs                                                                 51,516                 49,244
Deferred income taxes, net                                                                      18,436                      -
Other assets                                                                                     1,387                  6,335
Separate account assets                                                                      1,411,434              1,108,160
                                                                                    -------------------   --------------------
Total assets                                                                        $        8,729,078     $        8,735,643
                                                                                    ===================   ====================
Liabilities and Stockholder's Equity
Liabilities:
    Future policy benefits:
        Fixed annuities                                                             $        6,508,160     $        6,645,315
        Variable annuity guarantees                                                              3,639                      -
        Universal life insurance                                                                    30                     27
    Policy claims and other policyholders' funds                                                 6,490                  3,100
    Amounts due to brokers                                                                       8,753                 75,070
    Deferred income taxes, net                                                                       -                 11,618
    Other liabilities                                                                           42,208                 68,674
    Separate account liabilities                                                             1,411,434              1,108,160
                                                                                    -------------------   --------------------
                  Total liabilities                                                          7,980,714              7,911,964
                                                                                    -------------------   --------------------
Stockholder's equity:
    Capital stock, $150 par value per share;
        100,000 shares authorized, 20,000 shares issued
        and outstanding                                                                          3,000                  3,000
    Additional paid-in capital                                                                 591,872                591,872
    Retained earnings                                                                          181,913                177,545
    Accumulated other comprehensive (loss) income, net of tax:
        Net unrealized securities (loss) gain                                                  (21,806)                60,078
        Net unrealized derivative losses                                                        (6,615)                (8,816)
                                                                                    -------------------   --------------------
            Total accumulated other comprehensive (loss) income                                (28,421)                51,262
                                                                                    -------------------   --------------------
                  Total stockholder's equity                                                   748,364                823,679
                                                                                    -------------------   --------------------
Total liabilities and stockholder's equity                                          $        8,729,078     $        8,735,643
                                                                                    ===================   ====================

                             See Notes to Consolidated Financial Statements.

                               AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (thousands)
                                               (Unaudited)

                                                                                                  Three months ended
                                                                                                       June 30,
                                                                                        --------------------------------------
                                                                                             2004                  2003
                                                                                        ---------------      -----------------
Revenues:
    Net investment income                                                               $       96,066       $     92,194
    Contractholder and policyholder charges                                                      2,778              1,932
    Mortality and expense risk and other fees                                                    5,609              3,063
    Net realized gain (loss) on investments                                                      2,331               (892)
                                                                                        ---------------      -----------------
                        Total                                                                  106,784             96,297
                                                                                        ---------------      -----------------

Benefits and Expenses:
    Death and other benefits-investment contracts and
         universal life-type insurance                                                           2,450              1,838
    Interest credited on investment contracts and
         universal life-type insurance                                                          57,854             64,116
    Amortization of deferred policy acquisition costs                                           15,566             14,392
    Other insurance and operating expenses                                                      11,335             19,418
                                                                                        ---------------      -----------------
                        Total                                                                   87,205             99,764
                                                                                        ---------------      -----------------

Pretax income (loss)                                                                            19,579             (3,467)
Income tax provision (benefit)                                                                  17,262             (1,215)
                                                                                        ---------------      -----------------

Net income (loss)                                                                       $        2,317       $     (2,252)
                                                                                        ===============      =================

                             See Notes to Consolidated Financial Statements.

                               AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (thousands)
                                               (Unaudited)

                                                                                              Six months ended
                                                                                                  June 30,
                                                                                   --------------------------------------
                                                                                        2004                  2003
                                                                                   ---------------      -----------------
Revenues:
    Net investment income                                                          $      190,461       $    178,529
    Contractholder and policyholder charges                                                 5,255              3,749
    Mortality and expense risk and other fees                                              10,619              5,763
    Net realized gain on investments                                                        4,098             25,257
                                                                                   ---------------      -----------------
                        Total                                                             210,433            213,298
                                                                                   ---------------      -----------------

Benefits and Expenses:
    Death and other benefits-investment contracts and
         universal life-type insurance                                                     6,784               4,986
    Interest credited on investment contracts and
         universal life-type insurance                                                    115,617            124,209
    Amortization of deferred policy acquisition costs                                      30,218             28,380
    Other insurance and operating expenses                                                 29,755             29,579
                                                                                   ---------------      -----------------
                        Total                                                             182,374            187,154
                                                                                   ---------------      -----------------

Pretax income before accounting change                                                     28,059             26,144
Income tax provision                                                                       20,129              9,145
                                                                                   ---------------      -----------------
Income before accounting change                                                             7,930             16,999
Cumulative effect of accounting change, net of tax (Note 1)                                (3,562)                 -
                                                                                   ---------------      -----------------

Net income                                                                         $        4,368       $     16,999
                                                                                   ===============      =================

                             See Notes to Consolidated Financial Statements.

                                AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (thousands)
                                               (Unaudited)

                                                                                       Six months ended
                                                                                           June 30,
                                                                            -----------------------------------------
                                                                                  2004                    2003
                                                                            ------------------       ----------------
Cash Flows from Operating Activities
    Net income                                                               $         4,368          $       16,999
    Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
        Change in accrued investment income                                              625                  (8,727)
        Change in other assets and liabilities, net                                  (16,688)                (22,130)
        Change in deferred policy acquisition costs, net                                (844)                (52,478)
        Change in policy claims and other
          policyholders' funds                                                         3,390                  11,900
        Deferred income taxes                                                         14,773                  10,878
        Amortization of premium, net                                                  12,282                  10,590
        Net realized gain on investments                                              (4,098)                (25,257)
        Cumulative effect of accounting change, net of tax (Note 1)                    3,562                      --
                                                                            ------------------       ----------------
Net cash provided by (used in) operating activities                                   17,370                 (58,225)
                                                                            -------------------      ----------------

Cash Flows From Investing Activities
    Available-for-Sale securities:
        Sales                                                                        160,891               1,539,712
        Maturities, sinking fund payments and calls                                  211,064                 454,320
        Purchases                                                                   (216,039)             (3,322,928)
    Other investments:
        Sales, maturities, sinking fund payments and calls                            46,571                  41,268
        Purchases                                                                     (3,267)                 (6,433)
    Change in amounts due to and from brokers, net                                   (66,740)               (866,652)
                                                                            ------------------       ----------------
Net cash provided by (used in) investing activities                                  132,480              (2,160,713)
                                                                             ------------------      ----------------

Cash Flows from Financing Activities
    Activity related to investment contracts
    and universal life-type insurance:
        Considerations received                                                      141,549               1,387,425
        Interest credited to account balances                                        115,617                 124,209
        Surrenders and other benefits                                               (399,211)               (326,920)
                                                                            ------------------       ----------------
Net cash (used in) provided by financing activities                                 (142,045)              1,184,714
                                                                            ------------------       ----------------

Net increase (decrease) in cash and cash equivalents                                   7,805              (1,034,224)

Cash and cash equivalents at beginning of period                                       9,065               1,118,692
                                                                            ------------------       ----------------

Cash and cash equivalents at end of period                                   $        16,870          $       84,468
                                                                            ==================       ================

                                See Notes to Consolidated Financial Statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Enterprise Life Insurance Company (American Enterprise Life) for the year ended December 31, 2003. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

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

     Recently Issued Accounting Standards

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1) effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance on separate account presentation and accounting for interests in separate accounts. Additionally, SOP 03-1 provides clarifying guidance as to the recognition of bonus interest and other sales inducement benefits and the presentation of any deferred amounts in the financial statements. Lastly, SOP 03-1 requires insurance enterprises to consider whether to establish additional liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. Where an additional liability is established, the recognition of this liability will then be considered in amortizing deferred policy acquisition costs (DAC) and any deferred sales inducement costs associated with those insurance or annuity contracts.

     The adoption of SOP 03-1 as of January 1, 2004, resulted in a cumulative effect of accounting change that reduced 2004 results by $3.6 million ($5.5 million pretax). The cumulative effect of accounting change related to establishing additional liabilities for certain variable annuity guaranteed benefits and from considering these liabilities in valuing DAC and deferred sales inducement costs associated with those contracts. Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed when payable. American Enterprise Life's accounting for separate accounts was already consistent with the provisions of SOP 03-1 and, therefore, there was no impact related to this requirement.

     The additional liabilities for guaranteed benefits established under SOP 03-1 are supported by general account assets. Changes in these liabilities are included in death and other benefits in the Consolidated Statements of Operations.

     Variable annuity contracts offered by American Enterprise Life all contain guaranteed minimum death benefit (GMDB) provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. American Enterprise Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings; these are referred to as gain gross-up benefits (GGU). In addition, American Enterprise Life offers contracts containing guaranteed minimum income benefit (GMIB) provisions. If elected by the contract owner and after a stipulated waiting period from

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     contract issuance, a GMIB guarantees a minimum lifetime annuity based on a specified rate of contract accumulation value growth and predetermined annuity purchase rates. American Enterprise Life has established additional liabilities for these variable annuity death and GMIB benefits under SOP 03-1. American Enterprise Life has not established additional liabilities for other insurance or annuitization guarantees for which the risk is currently immaterial.

     The variable annuity death benefit liability is determined each period by estimating the expected value of death benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated meaningful life based on expected assessments (e.g., mortality and expense fees, contractual administrative charges and similar fees). Similarly, the GMIB liability is determined each period by estimating the expected value of annuitization benefits in excess of the projected contract accumulation value at the date of annuitization and recognizing the excess over the estimated meaningful life based on expected assessments. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. In determining the additional liabilities for variable annuity death benefits and GMIB, American Enterprise Life projects these benefits and contract assessments over 200 randomly generated equity market scenarios. As with DAC, management will review and, where appropriate, adjust its assumptions each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management will review and update these assumptions annually in the third quarter of each year.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     The following provides summary information related to variable annuity contracts for which American Enterprise Life has established additional liabilities for death benefits and guaranteed minimum income benefits:

     ---------------------------------------------------------------------- ------------------ -------------------
                Variable Annuity GMDB and GMIB by Benefit Type                    As of              As of
                                                                              June 30, 2004    December 31, 2003
     -------------------------------------------------------------------------------------------------------------
     (Dollar amounts in millions)
     ------------------------- -------------------------------------------- ------------------ -------------------
       Contracts with GMDB     Total Contract Value                         $       1,103.4    $        1,066.7
     Providing for Return of   -------------------------------------------- ------------------ -------------------
             Premium           Contract Value in Separate Accounts          $         202.0    $          142.0
                               -------------------------------------------- ------------------ -------------------
                               Net Amount at Risk*                          $           9.1    $            7.4
                               -------------------------------------------- ------------------ -------------------
                               Weighted Average Attained Age                             64                  66
     ------------------------- -------------------------------------------- ------------------ -------------------
       Contracts with GMDB     Total Contract Value                         $       1,497.7    $        1,467.7
      Providing for One Year   -------------------------------------------- ------------------ -------------------
             Ratchet           Contract Value in Separate Accounts          $         913.2    $          791.3
                               -------------------------------------------- ------------------ -------------------
                               Net Amount at Risk*                          $          76.4    $           79.1
                               -------------------------------------------- ------------------ -------------------
                               Weighted Average Attained Age                             64                  62
     ------------------------- -------------------------------------------- ------------------ -------------------
       Contracts with Other    Total Contract Value                         $         284.2    $          244.6
               GMDB            -------------------------------------------- ------------------ -------------------
                               Contract Value in Separate Accounts          $         212.6    $          169.2
                               -------------------------------------------- ------------------ -------------------
                               Net Amount at Risk*                          $          48.6    $           20.3
                               -------------------------------------------- ------------------ -------------------
                               Weighted Average Attained Age                             64                  62
     ------------------------- -------------------------------------------- ------------------ -------------------
        Contracts with GGU     Total Contract Value                         $          86.6    $           77.1
          Death Benefit        -------------------------------------------- ------------------ -------------------
                               Contract Value in Separate Accounts          $          50.0    $           38.7
                               -------------------------------------------- ------------------ -------------------
                               Net Amount at Risk*                          $           1.8    $            1.1
                               -------------------------------------------- ------------------ -------------------
                               Weighted Average Attained Age                             64                  63
     ------------------------- -------------------------------------------- ------------------ -------------------
       Contracts with GMIB     Total Contract Value                         $         422.1    $          349.9
                               -------------------------------------------- ------------------ -------------------
                               Contract Value in Separate Accounts          $         340.7    $          263.0
                               -------------------------------------------- ------------------ -------------------
                               Net Amount at Risk*                          $          25.1    $           23.0
                               -------------------------------------------- ------------------ -------------------
                               Weighted Average Attained Age                             59                  59
     ------------------------- -------------------------------------------- ------------------ -------------------

     * Represents current death benefit less total contract value for GMDB, amount of gross up for GGU and accumulated guaranteed minimum benefit base less total contract value for GMIB and assumes the actuarially remote scenario that all claims become payable on the same day.

     ---------------------------------------------------------------------- ------------------ -------------------
                 Additional Liabilities and Incurred Benefits                  GMDB & GGU             GMIB
     ------------------------- -------------------------------------------- ------------------ -------------------
         Six months ended      Liability balance at January 1               $           1.2    $            2.2
          June 30, 2004        -------------------------------------------- ------------------ -------------------
                               Reported claims                              $           1.0    $              -
                               -------------------------------------------- ------------------ -------------------
                               Liability balance at June 30                 $           1.3    $            2.4
                               -------------------------------------------- ------------------ -------------------
                               Incurred claims (reported + change in
                               liability)                                   $           1.1    $            0.2
     ------------------------- -------------------------------------------- ------------------ -------------------

     Contract values in separate accounts were invested in various equity, bond or other funds as directed by the contract holder. No gains or losses were recognized on assets transferred to separate accounts for the periods presented.

     Sales inducement costs consist of bonus interest credits and premium credits added to certain annuity contract values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. Deferred sales inducement costs were $51.5 million and $49.2 million as of June 30, 2004 and December 31, 2003, respectively, and are stated separately in the Consolidated Balance Sheets. These costs were previously included in DAC and were reclassified as part of the adoption of SOP 03-1. The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC. American Enterprise Life capitalized $3.1 million and $7.0 million during the three months ended June 30, 2004 and 2003, respectively, and $7.4 million and $11.4 million during the six months ended June 30, 2004 and 2003, respectively. American Enterprise Life amortized $2.5 million and $2.3 million during the

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     three months ended June 30, 2004 and 2003, respectively, and $4.8 million and $4.5 million during the six months ended June 30, 2004 and 2003, respectively.

     In November 2003, the Financial Accounting Standards Board (FASB) ratified a consensus on the disclosure provisions of Emerging Issues Task Force
     (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." American Enterprise Life complied with the disclosure provisions of this rule in Note 2 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether cost method investments are other-than-temporarily impaired. The provisions of this rule are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments for reporting periods beginning after June 15, 2004. Assuming no market changes, American Enterprise Life does not expect EITF 03-1 to have a material impact on its results of operations at the time of adoption.

2.   Investment Securities

     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three months ended June 30, 2004 and 2003:

                                                                       Three Months Ended June 30,
                                                                  --------------------------------------
                                                                       2004                 2003
                                                                  ----------------    ------------------
     (Millions)
     Gross realized gains on sales                                    $   2.7             $   4.1
     Gross realized losses on sales                                   $  (0.9)            $  (1.0)
     Realized losses recognized for other-than-temporary
          impairments                                                 $     -             $  (3.0)

     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the six months ended June 30, 2004 and 2003:

                                                                        Six Months Ended June 30,
                                                                  --------------------------------------
                                                                       2004                 2003
                                                                  ----------------    ------------------
     (Millions)
     Gross realized gains on sales                                    $   5.7             $  44.8
     Gross realized losses on sales                                   $  (1.5)            $  (9.1)
     Realized losses recognized for other-than-temporary
          impairments                                                 $     -             $  (9.3)

3.   Comprehensive Income

     Comprehensive income is defined as the aggregate change in stockholder's equity, excluding changes in ownership interests. It is the sum of net income and changes in unrealized gains or losses on Available-for-Sale securities and applicable deferred policy acquisition and deferred sales inducement costs, net of related tax and unrealized gains or losses on derivatives, net of related tax.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Total comprehensive (loss) income was $(154.2) million and $41.3 million for the three months ended June 30, 2004 and 2003, respectively. Total comprehensive (loss) income was $(75.3) million and $55.1 million for the six months ended June 30, 2004 and 2003, respectively. The difference between net income and total comprehensive income for these periods primarily reflects the after-tax change in net unrealized (loss) gain on Available-for-Sale securities.

4.   Taxes and interest

     Net income taxes paid during the six months ended June 30, 2004 and 2003, were $1.7 million and $13.8 million, respectively. Interest paid on borrowings during the six months ended June 30, 2004 and 2003, was $0.4 million and $5.3 thousand, respectively.

5.   Commitments and contingencies

     Commitments to fund mortgage loans on real estate at June 30, 2004 and December 31, 2003 were $3.1 million and $1.0 million, respectively.

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

     Substantially all of American Enterprise Life's annuity products have minimum interest rate guarantees in their fixed accounts. As of June 30, 2004, these minimum interest rate guarantees ranged from 1.5 percent to 5.0 percent. To the extent the yield on American Enterprise Life's investment portfolio declines below its target spread plus the minimum guarantee, American Enterprise Life's profitability would be negatively affected.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Enterprise Life Insurance Company is a stock life insurance company organized under the laws of the State of Indiana. American Enterprise Life Insurance Company is a wholly owned subsidiary of IDS Life Insurance Company, a Minnesota corporation. IDS Life Insurance Company is a wholly owned subsidiary of American Express Financial Corporation (AEFC). AEFC is a wholly owned subsidiary of American Express Company. American Enterprise Life Insurance Company provides financial institution clients American Express branded financial products and services to support their retail insurance and annuity operations. American Enterprise Life Insurance Company issues variable life insurance and fixed and variable annuity contracts, primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York and New Hampshire. American Enterprise REO 1, LLC is a wholly owned subsidiary of American Enterprise Life Insurance Company. This subsidiary holds real estate investments and/or mortgage loans on real estate. American Enterprise Life Insurance Company and its subsidiary are referred to collectively herein as "American Enterprise Life".

American Enterprise Life follows United States generally accepted accounting principles (GAAP), and the following discussion is presented on a consolidated basis consistent with GAAP.

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See the Forward-Looking Statements section below.

Results of Operations for the Three Months Ended June 30, 2004 and 2003

Net income was $2.3 million for the three months ended June 30, 2004, compared to a net loss of $2.3 million for the three months ended June 30, 2003, reflecting an overall increase in revenues, and decreases in interest credited on investment contracts and universal life-type insurance and other insurance and operating expenses, partially offset by an increased effective tax rate, as described further below.

Revenues

Net investment income increased 4 percent to $96.1 million. Net realized gain on investments was $2.3 million for the three months ended June 30, 2004 compared to a loss of $0.8 million for the three months ended June 30, 2003. For the three months ended June 30, 2004, $3.2 million of investment gains were partially offset by $0.9 million of gross realized losses from sales of securities classified as Available-for-Sale. Included in investment gains are $2.7 million of gross realized gains classified as Available-for-Sale.

For the three months ended June 30, 2003, $4.1 million of gross realized gains from sales of securities classified as Available-for-Sale were more than offset by $4.9 million of investment losses. Included in these total investment losses are $1.0 million of gross realized losses from sales of securities, as well as $3.0 million of other-than-temporary investment impairment losses, classified as Available-for-Sale.

Mortality and expense risk and other fees increased $2.5 million or 83 percent, primarily reflecting higher average values of separate account assets.

Benefits and Expenses

Interest credited on investment contracts and universal life-type insurance decreased $6.3 million or 10 percent reflecting lower interest crediting rates and the effect of lower appreciation in the S&P 500 on equity indexed annuities this year versus last year, partially offset by higher average inforce levels.

Other insurance and operating expenses decreased by $8.1 million or 42 percent, primarily due to favorable market value changes on interest rate swaps for the three months ended June 30, 2004, compared to the same period a year ago. American Enterprise Life enters into pay-fixed, receive-variable interest rate swaps with IDS Life to protect the spread between yields earned on investments and interest rates credited to fixed annuity products. The interest rate swaps are economic hedges that are not designated for hedge accounting treatment under SFAS No. 133.

The effective tax rate rose primarily due to a reduction in net deferred tax assets.

Results of Operations for the Six Months Ended June 30, 2004 and 2003

Income before accounting change was $7.9 million for the six months ended June 30, 2004 compared to $17.0 million for the six months ended June 30, 2003, primarily reflecting reduced net realized gains on investments and an increased tax provision, partially offset by increased net investment income and reduced interest credited on investment contracts and universal life-type insurance.

Net income for the six months ended June 30, 2004 reflects the $3.6 million ($5.5 million pretax) impact of American Enterprise Life's adoption of SOP 03-1. See "Recently Issued Accounting Standards" section of Note 1 to the Consolidated Financial Statements for discussion regarding the impact of adoption of SOP 03-1.

Revenues

Net investment income increased 6.7 percent to $190.5 million. Net realized gain on investments was $4.1 million for the six months ended June 30, 2004 compared to $25.3 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, $6.2 million of investment gains were partially offset by $2.1 million of impairments and losses. Included in these total investment gains and losses are $5.7 million of gross realized gains and $1.5 million of gross realized losses from sales of securities classified as Available-for-Sale.

For the six months ended June 30, 2003, $44.8 million of gross realized gains from sales of securities classified as Available-for-Sale were partially offset by $19.5 million of impairments and losses. Included in these investment losses are $9.1 million of gross realized losses from sales of securities, as well as $9.3 million of other-than-temporary investment impairment losses, classified as Available-for-Sale.

Mortality and expense risk and other fees increased $4.9 million or 84 percent, primarily reflecting higher average values of separate account assets.

Benefits and Expenses

Interest credited on investment contracts and universal life-type insurance decreased $8.6 million or 7 percent reflecting lower interest crediting rates, partially offset by higher average inforce levels. The effective tax rate rose primarily due to the second quarter 2004 reduction in net deferred tax assets.

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

DAC of $313.2 million and $296.7 million related to annuities was on American Enterprise Life's consolidated balance sheet at June 30, 2004 and December 31, 2003, respectively. In addition to these DAC balances, and in conjunction with American Enterprise Life's adoption of SOP 03-1, American Enterprise Life had $51.5 million and $49.2 million of deferred sales inducement costs at June 30, 2004 and December 31, 2003, respectively. Sales inducement costs include bonus interest credits and premium credits added to certain annuity contract values. American Enterprise Life capitalizes these benefit costs to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC.

Impact of Recent Market Volatility on Results of Operations

Various aspects of American Enterprise Life's business are impacted by equity market levels and other market-based events. Several areas in particular involve DAC and deferred sales inducement costs, recognition of benefits under GMDB and certain other variable annuity benefits, mortality and expense risk and other fees and structured investments. The direction and magnitude of the changes in equity markets can increase or decrease amortization of DAC and deferred sales inducement costs, incurred amounts under GMDB and other variable annuity benefit provisions, and mortality and expense risk and other fees and correspondingly affect results of operations in any particular period. Similarly, the value of American Enterprise Life's structured investment portfolio is impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations.

Liquidity and Capital Resources

American Enterprise Life's liquidity requirements are generally met by funds provided by annuity considerations, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investment principal and capital contributions received from IDS Life. The primary uses of funds are annuity obligations, commissions, other product-related acquisition and sales inducement costs and operating expenses and investment purchases. American Enterprise Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

American Enterprise Life has an available line of credit with AEFC aggregating $50 million. No borrowings were outstanding under the line of credit at June 30, 2004. American Enterprise Life had no outstanding reverse repurchase agreements at June 30, 2004. Both the line of credit and reverse repurchase agreements are used strictly as short-term sources of funds.

Investments include $503.0 million, $467.6 million and $273.7 million of below investment grade securities (excluding net unrealized appreciation and depreciation) at June 30, 2004, December 31, 2003 and June 30, 2003, respectively. These investments represent 7.3 percent, 6.6 percent and 3.9 percent of American Enterprise Life's investment portfolio at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

OTHER REPORTING MATTERS
Accounting Developments

See "Recently Issued Accounting Standards" section of Note 1 to the Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

The American Enterprise Life's management, with the participation of American Enterprise Life's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of American Enterprise Life's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, American Enterprise Life's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, its disclosure controls and procedures are effective. There have not been any changes in American Enterprise Life's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, American Enterprise Life's internal control over financial reporting.

Forward-Looking Statements

This report includes forward-looking statements which are subject to risks and uncertainties that could cause results to differ materially from such statements. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. American Enterprise Life undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: fluctuations in external markets, which can affect the amount and types of investment products sold, the market value of its separate account assets, and related mortality and expense risk and other fees and the amount of amortization of DAC; potential deterioration in high-yield and other investments, which could result in further losses in American Enterprise Life's investment portfolio; changes in assumptions relating to DAC which also could impact the amount of DAC amortization; the ability to sell certain high-yield investments at expected values and within anticipated time frames and to maintain its high-yield portfolio at certain levels in the future; the types and value of certain death benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of reinsurance rates and the availability and adequacy of reinsurance to protect American Enterprise Life against losses; negative changes in IDS Life Insurance Company's and American Enterprise Life's credit ratings; increasing competition in all American Enterprise Life's major businesses; the adoption of recently issued rules related to the consolidation of variable interest entities, including those involving CDOs that American Enterprise Life may from time-to-time invest in and reserves required pursuant to SOP 03-1 which could affect both American Enterprise Life's balance sheet and results of operations; and outcomes of litigation. A further description of these and other risks and uncertainties can be found in American Enterprise Life's Annual Report on Form 10-K for the year ended December 31, 2003 and its other reports filed with the Securities and Exchange Commission (SEC).

PART II.  OTHER INFORMATION

AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

Item 1.           Legal Proceedings

                  The Securities and Exchange Commission (SEC), the National Association of Securities Dealers (NASD) and several state attorneys general have brought proceedings challenging several mutual fund and variable account financial practices, including suitability generally, late trading, market timing, disclosure of revenue sharing arrangements, and inappropriate sales. American Enterprise Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

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


Item 6.           Exhibits and Reports on Form 8-K

                  (a)   Exhibits

                               See Exhibit Index on page E-1 hereof.

                  (b)   Reports on Form 8-K.

                               Form 8K, filed May 17, 2004, Item 5, reporting that on May 17, 2004 American Enterprise Life Insurance Company appointed Dave K. Stewart as Principal Accounting Officer, replacing Jeryl Millner.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                            (Registrant)





Date:  August 3, 2004             By /s/ Mark E. Schwarzmann
                                     -------------------------------------------
                                         Mark E. Schwarzmann
                                         Director, Chairman of the Board and
                                         Chief Executive Officer







Date:  August 3, 2004             By /s/ Arthur H. Berman
                                     -------------------------------------------
                                         Arthur H. Berman
                                         Director and Executive Vice President -
                                         Finance and Chief Financial Officer

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