Form 10-Q
period 2004-09-30
AMERICAN ENTERPRISE MVA ACCOUNT
filed 2004-11-10
CIK 1093644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   [X]           QUARTERLY REPORT PURSUANT TO
                 SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF
                 1934

                For the Quarterly Period Ended September 30, 2004

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ________ to ________

                        Commission file number 333-65080


                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)


               Indiana                                 94-2786905
-----------------------------------     ---------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


        829 AXP Financial Center,
         Minneapolis, Minnesota                          55474
-------------------------------------------      --------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code          (612) 671-3131
                                                  -------------------------

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
                                               Yes    X          No
                                                     -------         -------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                               Yes                No   X
                                                     ------          -------


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                                    FORM 10-Q

                                      INDEX
                                                                       Page No.
PART I.       Financial Information:
              Item 1.  Financial Statements
                       Consolidated Balance Sheets -
                       September 30, 2004 and December 31, 2003
                                                                             1
                       Consolidated Statements of Income -
                       Three months ended September 30, 2004
                       and 2003                                              2

                       Consolidated Statements of Income -
                       Nine months ended September 30, 2004
                       and 2003                                              3

                       Consolidated Statements of Cash Flows -
                       Nine months ended September 30,
                       2004 and 2003                                         4

                       Notes to Consolidated Financial Statements       5 - 10

              Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations   11 - 15

              Item 4.  Controls and Procedures                              16


Part II.      Other Information
              Item 1.  Legal Proceedings                                    17

              Item 6.  Exhibits and Reports on Form 8-K                     17

              Signatures                                                    18

              Exhibit Index                                                E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         (thousands, except share data)

                                                                  September 30,          December 31,
                                                                       2004                  2003
                                                                -------------------   --------------------
                                                                   (Unaudited)
Assets
Investments:
    Available-for-Sale:
        Fixed maturities, at fair value
            (amortized cost: 2004, $6,274,528; 2003,$6,539,561)     $  6,389,420     $  6,644,721
        Preferred and common stocks, at fair value
            (amortized cost: 2004, $6,000; 2003, $6,000)                   6,210            6,191
    Mortgage loans on real estate, at cost
            (less reserves: 2004, $6,862; 2003, $7,362)                  447,426          534,812
    Other investments                                                      2,179            6,069
                                                                    ------------     -------------
                  Total investments                                    6,845,235        7,191,793

Cash and cash equivalents                                                 80,342            9,065
Amounts due from brokers                                                  10,504              161
Other accounts receivable                                                  4,136            3,572
Accrued investment income                                                 70,851           70,591
Deferred policy acquisition costs                                        306,830          296,722
Deferred sales inducement costs                                           49,762           49,244
Other assets                                                              31,136            6,335
Separate account assets                                                1,559,696        1,108,160
                                                                    ------------     -------------
                 Total assets                                       $  8,958,492     $  8,735,643
                                                                    ============     =============


Liabilities and Stockholder's Equity
Liabilities:
    Future policy benefits:
      Fixed annuities                                               $  6,418,515     $  6,645,315
      Variable annuity guarantees                                          3,945                -
      Universal life insurance                                                31               27
    Policy claims and other policyholders' funds                           7,257            3,100
    Amounts due to brokers                                                 6,516           75,070
    Deferred income taxes, net                                            42,488           11,618
    Other liabilities                                                     70,081           68,674
    Separate account liabilities                                       1,559,696        1,108,160
                                                                    ------------     -------------
                  Total liabilities                                    8,108,529        7,911,964
                                                                    ------------     -------------

Stockholder's equity:
    Capital stock, $150 par value;
      100,000 shares authorized, 20,000 shares issued
      and outstanding                                                      3,000            3,000
    Additional paid-in capital                                           591,872          591,872
    Retained earnings                                                    192,810          177,545
    Accumulated other comprehensive income, net of tax:
        Net unrealized securities gains                                   67,796           60,078
        Net unrealized derivative losses                                  (5,515)          (8,816)
                                                                    ------------     -------------
            Total accumulated other comprehensive income                  62,281           51,262
                                                                    ------------     -------------
                  Total stockholder's equity                             849,963          823,679
                                                                    ------------     -------------
Total liabilities and stockholder's equity                          $  8,958,492      $ 8,735,643
                                                                    ============     =============


                 See Notes to Consolidated Financial Statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (thousands)
                                   (Unaudited)


                                                                            Three months ended
                                                                               September 30,
                                                                  ----------------------------------------
                                                                        2004                   2003
                                                                  -----------------      -----------------
Revenues:
    Net investment income                                         $          95,403      $          97,578
    Contractholder and policyholder charges                                   3,023                  1,793
    Mortality and expense risk and other fees                                 6,504                  3,478
    Net realized gain (loss) on investments                                   1,018                 (3,728)
                                                                  -----------------      -----------------
                        Total                                               105,948                 99,121
                                                                  -----------------      -----------------

Benefits and Expenses:
    Death and other benefits-investment contracts and
         universal life-type insurance                                        3,356                  1,127
    Interest credited on investment contracts and
         universal life-type insurance                                       56,143                 66,046
    Amortization of deferred policy acquisition costs                         9,387                 12,019
    Other insurance and operating expenses                                   24,345                 10,257
                                                                  -----------------      -----------------
                         Total                                               93,231                 89,449
                                                                  -----------------      -----------------

Pretax income                                                                12,717                  9,672
Income tax provision                                                          1,820                  2,842
                                                                  -----------------      -----------------

Net income                                                        $         10,897       $          6,830
                                                                  =================      =================


                 See Notes to Consolidated Financial Statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (thousands)
                                   (Unaudited)


                                                                             Nine months ended
                                                                                September 30,
                                                                    --------------------------------------
                                                                          2004                 2003
                                                                    -----------------    -----------------
Revenues:
    Net investment income                                           $         285,864    $         276,107
    Contractholder and policyholder charges                                     8,278                5,542
    Mortality and expense risk and other fees                                  17,123                9,241
    Net realized gain on investments                                            5,116               21,529
                                                                    -----------------    -----------------
                        Total                                                 316,381              312,419
                                                                    -----------------    -----------------

Benefits and Expenses:
    Death and other benefits-investment contracts and
         universal life-type insurance                                         10,140                6,113
    Interest credited on investment contracts and
         universal life-type insurance                                        171,760              190,255
    Amortization of deferred policy acquisition costs                          39,605               40,399
    Other insurance and operating expenses                                     54,100               39,836
                                                                    -----------------    -----------------
                         Total                                                275,605              276,603
                                                                    -----------------    -----------------

Pretax income before accounting change                                         40,776               35,816
Income tax provision                                                           21,949               11,987
                                                                    -----------------    -----------------
Income before accounting change                                                18,827               23,829
Cumulative effect of accounting change, net of tax (Note 1)                    (3,562)                  --
                                                                    -----------------    -----------------

Net income                                                          $          15,265    $          23,829
                                                                    =================    =================

                             See Notes to Consolidated Financial Statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (thousands)
                                   (Unaudited)

                                                                             Nine months ended
                                                                               September 30,
                                                                  -----------------------------------------
                                                                        2004                   2003
                                                                  ------------------     ------------------
Cash Flows from Operating Activities
   Net income                                                     $          15,265      $           23,829

   Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
        Change in accrued investment income                                    (260)                (11,938)
        Change in deferred policy acquisition costs, net                     (7,590)                (56,370)
        Change in policy claims and other policyholders' funds                4,157                     549
        Deferred income taxes                                                26,855                  12,455
        Change in other assets and liabilities, net                         (21,150)                (15,943)
        Amortization of premium, net                                         19,671                  17,374
        Net realized gain on investments                                     (5,116)                (21,529)
        Cumulative effect of accounting change, net of tax (Note 1)           3,562                      --
                                                                  ------------------     ------------------
 Net cash provided by (used in) operating activities                         35,394                 (51,573)
                                                                  ------------------     ------------------

Cash Flows From Investing Activities
   Available-for-Sale securities:
     Sales                                                                  235,867               2,411,140
     Maturities, sinking fund payments and calls                            310,338                 740,832
     Purchases                                                             (295,629)             (4,522,086)
   Other investments:
     Sales, maturities, sinking fund payments and calls                      97,272                  53,545
     Purchases                                                               (6,272)                (23,227)
   Change in amounts due to and from brokers, net                           (78,897)               (977,772)
                                                                  ------------------     ------------------
Net cash provided by (used in) investing activities                         262,679              (2,317,568)
                                                                  ------------------     ------------------

Cash Flows from Financing Activities
   Activity related to investment contracts and
   universal life-type insurance:
      Considerations received                                               178,548               1,636,948
      Interest credited to account values                                   171,760                 190,255
      Surrenders and other benefits                                        (577,104)               (517,891)
                                                                  ------------------     ------------------
Net cash (used in) provided by provided by financing activities
                                                                           (226,796)              1,309,312
                                                                  ------------------     ------------------

Net increase (decrease) in cash and cash equivalents                         71,277              (1,059,829)
Cash and cash equivalents at beginning of period                              9,065               1,118,692
                                                                  ------------------     ------------------

Cash and cash equivalents at end of period                        $          80,342     $            58,863
                                                                  ==================     ==================





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

     Recently Issued Accounting Standards

     In June 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS No. 97-1, "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (SFAS No. 97), Permit or Require Accrual of an Unearned Revenue Liability" (FSP 97-1). The implementation of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1), raised a question regarding the interpretation of the requirements of SFAS No. 97 concerning when it is appropriate to record an unearned revenue liability. FSP 97-1 clarifies that SFAS No. 97 is clear in its intent and language, and requires the recognition of an unearned revenue liability for amounts that have been assessed to compensate insurers for services to be performed over future periods. SOP 03-1 describes one situation, when assessments result in profits followed by losses, where an unearned revenue liability is required. SOP 03-1 does not amend SFAS No. 97 or limit the recognition of an unearned revenue liability to the situation described in SOP 03-1. The guidance in FSP 97-1 is effective for financial statements for fiscal periods beginning after June 18, 2004. The adoption of FSP 97-1 did not have a material impact on American Enterprise Life's consolidated financial condition or results of operations. (For further discussion of SOP 03-1, see below and Note 3).

     In July 2003, the American Institute of Certified Public Accountants issued SOP 03-1 effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance on separate account presentation and accounting for interests in separate accounts. Additionally, SOP 03-1 provides clarifying guidance as to the recognition of bonus interest and other sales inducement benefits and the presentation of any deferred amounts in the financial statements. Lastly, SOP 03-1 requires insurance enterprises to consider whether to establish additional liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. Where an additional liability is established, the recognition of this liability will then be considered in amortizing deferred policy acquisition costs (DAC) and any deferred sales inducement costs associated with those insurance or annuity contracts.

     The adoption of SOP 03-1 as of January 1, 2004, resulted in a cumulative effect of accounting change that reduced 2004 results by $3.6 million ($5.5 million pretax). The cumulative effect of accounting change related to establishing additional liabilities for

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     In November 2003, the Financial Accounting Standards Board (FASB) ratified a consensus on the disclosure provisions of Emerging Issues Task Force
     (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." American Enterprise Life complied with the disclosure provisions of this rule in Note 2 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments are other-than-temporarily impaired. However, with the issuance of FASB Staff Position (FSP) No. EITF 03-1-1, the provisions of the consensus relating to the measurement and recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. American Enterprise Life will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.

2.   Investment Securities

     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three and nine months ended September 30, 2004 and 2003:


                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                   ---------------------------        ------------------------
                                                       2004            2003             2004          2003
                                                   -- --------    -- ---------        ---------    -----------
     (Millions)
     Gross realized gains on sales                 $      1.5     $       6.5      $        7.2    $     51.2
     Gross realized (losses) on sales              $     (0.6)    $     (10.2)     $       (2.0)   $    (19.3)
     Realized (losses) recognized for
         other-than-temporary impairments          $       --     $        --      $         --    $     (9.3)

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Variable Annuities and Sales Inducement Costs

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

     In determining the additional liabilities for variable annuity death benefits and GMIB, American Enterprise Life projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with DAC, management will review and where appropriate, adjust its assumptions each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management will review and update these assumptions annually in the third quarter of each year.

     The following provides summary information related to variable annuity contracts for which American Enterprise Life has established additional liabilities for death benefits and guaranteed minimum income benefits:

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                                 As of
     Variable Annuity GMDB and GMIB by Benefit Type                           September 30,            As of
                                                                                  2004           December 31, 2003
     ---------------------------------------------------------------------- -----------------   ------------------
     (Dollar amounts in millions)
     ------------------------- -------------------------------------------- -----------------   ------------------
       Contracts with GMDB     Total Contract Value                         $        1,031.9    $         1,066.7
     Providing for Return of   Contract Value in Separate Accounts          $          182.8    $           142.0
             Premium           Net Amount at Risk*                          $            5.8    $             7.4
                               Weighted Average Attained Age                              64                   66
     ------------------------- -------------------------------------------- -----------------   ------------------
        Contracts with GMDB    Total Contract Value                         $        1,400.7    $         1,467.7
      Providing for One Year   Contract Value in Separate Accounts          $          826.5    $           791.3
             Ratchet           Net Amount at Risk*                          $           48.8    $            79.1
                               Weighted Average Attained Age                              64                   62
     ------------------------- -------------------------------------------- -----------------   ------------------
       Contracts with Other    Total Contract Value                         $          265.8    $           244.6
               GMDB            Contract Value in Separate Accounts          $          192.4    $           169.2
                               Net Amount at Risk*                          $           31.0    $            20.3
                               Weighted Average Attained Age                              64                   62
     ------------------------- -------------------------------------------- -----------------   ------------------
        Contracts with GGU     Total Contract Value                         $           81.0    $            77.1
          Death Benefit        Contract Value in Separate Accounts          $           45.3    $            38.7
                               Net Amount at Risk*                          $            1.1    $             1.1
                               Weighted Average Attained Age                              64                   63
     ------------------------- -------------------------------------------- -----------------   ------------------
       Contracts with GMIB     Total Contract Value                         $          394.7    $           349.9
                               Contract Value in Separate Accounts          $          308.3    $           263.0
                               Net Amount at Risk*                          $           16.0    $            23.0
                               Weighted Average Attained Age                              59                   59
     ------------------------- -------------------------------------------- -----------------   ------------------

     * Represents current death benefit less total contract value for GMDB, amount of gross up for GGU and accumulated guaranteed minimum benefit base less total contract value for GMIB and assumes the actuarially remote scenario that all claims become payable on the same day.


              Additional Liabilities and Incurred Benefits                  GMDB & GGU               GMIB
     ---------------------- -------------------------------------------- -----------------   ------------------
     Nine months ended      Liability balance at January 1               $            1.2    $             2.2
     September 30, 2004     Reported claims                              $            1.7    $             0.1
                            Liability balance at September 30            $            1.5    $             2.5
                            Incurred claims (reported + change in
                            liability)                                   $            2.0    $             0.4
     ---------------------- -------------------------------------------- -----------------   ------------------

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

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Sales inducement costs consist of bonus interest credits and premium credits added to certain annuity contract values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. Deferred sales inducement costs were $49.8 million and $49.2 million at September 30, 2004 and December 31, 2003, respectively, and are stated separately in the Consolidated Balance Sheets. These costs were previously included in DAC and were reclassified as part of the adoption of SOP 03-1. The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC. American Enterprise Life capitalized $2.7 million and $5.6 million during the three months ended September 30, 2004 and 2003, respectively, and $10.1 million and $17.0 million during the nine months ended September 30, 2004 and 2003, respectively. American Enterprise Life amortized $2.3 million and $1.8 million during the three months ended September 30, 2004 and 2003, respectively, and $7.1 million and $6.3 million during the nine months ended September 30, 2004 and 2003, respectively.

4.   Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the aggregate change in stockholder's equity, excluding changes in ownership interests. It is the sum of net income and changes in (i) unrealized gains or losses on Available-for-Sale securities and applicable deferred policy acquisition and deferred sales inducement costs, and (ii) unrealized gains or losses on derivatives. The components of comprehensive income (loss), net of related tax, for the three and nine months ended September 30, 2004 and 2003 were as follows:


                                                        Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                    ---------------------------   ---------------------------
     (Millions)                                        2004          2003            2004          2003
                                                    ------------ --------------   ------------ --------------
     Net income                                     $      10.9  $         6.8    $      15.3  $       23.8
     Change in:
       Net unrealized securities gains (losses)            89.6          (46.7)           7.7         (10.8)
       Net unrealized derivative gains                      1.1            1.1            3.3           3.3
                                                    ------------ --------------   ------------ --------------
     Total                                          $     101.6  $       (38.8)   $      26.3  $       16.3
                                                    ============ ==============   ============ ==============

5.   Taxes and interest

     Net income taxes paid during the nine months ended September 30, 2004 were $4.8 million and cash received for income taxes during the nine months ended September 30, 2003 was $2.4 million. Interest paid on borrowings during the nine months ended September 30, 2004 and 2003, were $0.4 million and $0.3 million, respectively.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   Commitments and contingencies

     Commitments to fund mortgage loans on real estate at September 30, 2004 and December 31, 2003 were $2.9 million and $1.0 million, respectively.

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

     Substantially all of American Enterprise Life's annuity products have minimum interest rate guarantees in their fixed accounts. At September 30, 2004, these minimum interest rate guarantees ranged from 1.5 percent to 5.0 percent. To the extent the yield on American Enterprise Life's investment portfolio declines below its target spread plus the minimum guarantee, American Enterprise Life's profitability would be negatively affected.

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

7.   Subsequent Events

     American Enterprise Life intends to enter into a modified co-insurance indemnity reinsurance agreement, effective December 1, 2004 with its parent company, IDS Life Insurance Company. This proposed transaction was filed with state insurance regulators during the fourth quarter of 2004 and is pending their approval. The reinsurance agreement calls for American Enterprise Life to cede and IDS Life Insurance Company to assume American Enterprise Life's liabilities relating to fixed-only plans of deferred annuities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Enterprise Life Insurance Company is a stock life insurance company organized under the laws of the State of Indiana. American Enterprise Life Insurance Company is a wholly owned subsidiary of IDS Life Insurance Company (IDS Life), a Minnesota corporation. IDS Life is a wholly owned subsidiary of American Express Financial Corporation (AEFC). AEFC is a wholly owned subsidiary of American Express Company. American Enterprise Life Insurance Company provides financial institution clients American Express branded financial products and services to support their retail insurance and annuity operations. American Enterprise Life Insurance Company issues variable life insurance and fixed and variable annuity contracts, primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York and New Hampshire. American Enterprise REO 1, LLC is a wholly owned subsidiary of American Enterprise Life Insurance Company. This subsidiary holds real estate investments and/or mortgage loans on real estate. American Enterprise Life Insurance Company and its subsidiary are referred to collectively herein as "American Enterprise Life".

American Enterprise Life follows United States generally accepted accounting principles (GAAP), and the following discussion is presented on a consolidated basis consistent with GAAP.

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See the Forward-Looking Statements section below.

Results of Operations for the Three Months Ended September 30, 2004 and 2003

Net income was $10.9 million for the three months ended September 30, 2004, compared to a net income of $6.8 million for the three months ended September 30, 2003, reflecting an overall increase in revenues, a decrease in interest credited on investment contracts and Universal Life-type insurance, a decrease in amortization of deferred policy acquisition costs, partially offset by increases in other insurance and operating expenses.

Revenues

Net investment income decreased $2.2 million or 2 percent reflecting lower average balances of invested assets.

Mortality and expense risk and other fees increased $3.0 million or 87 percent, reflecting substantially higher average values of separate account assets.

Net realized gain on investments was $1.0 million for the three months ended September 30, 2004 compared to net realized loss on investments of $3.7 million for the three months ended September 30, 2003. For the three months ended September 30, 2004, $2.8 million of total investment gains were partially offset by $1.8 million of losses. Included in these total investment gains and losses are $1.5 million of gross realized gains and $0.6 million of gross realized losses from sales of securities classified as Available-for-Sale.

For the three months ended September 30, 2003, $6.5 million of gross realized gains were more than offset by $10.2 million of gross realized losses from sales of securities classified as Available-for-Sale.

Benefits and Expenses

Interest credited on investment contracts and Universal Life-type insurance decreased $9.9 million or 15 percent, reflecting lower interest crediting rates, partially offset by higher average accumulation values of annuities.

Amortization of deferred policy acquisition costs (DAC) decreased $2.6 million or 22 percent. See the DAC section below for further discussion of DAC and related third quarter adjustments.

Other insurance and operating expense increased $14.1 million reflecting unfavorable mark-to-market adjustments on interest rate swaps for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. American Enterprise Life enters into pay-fixed, receive-variable interest rate swaps with IDS Life to protect the spread between yields earned on investments and interest rates credited to fixed annuity products. The interest rate swaps are economic hedges that are not designated for hedge accounting treatment under SFAS No. 133.

Results of Operations for the Nine months Ended September 30, 2004 and 2003

Income before accounting change was $18.8 million for the nine months ended September 30, 2004 compared to $23.8 million for the nine months ended September 30, 2003. The decrease in income before accounting change primarily reflects reduced net realized gains on investments and an increased tax provision, increased other insurance and operating expenses, partially offset by lower interest credited on investment contracts and universal life-type insurance and increased net investment income.

Net income for the nine months ended September 30, 2004 reflects the $3.6 million ($5.5 million pretax) impact of American Enterprise Life's January 1, 2004 adoption of SOP 03-1. See "Recently Issued Accounting Standards" section of
Note 1 to the Consolidated Financial Statements for discussion regarding the impact of adoption of SOP 03-1. SOP 03-1 requires insurance enterprises to establish liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions.

Revenues

Net investment income increased $9.8 million or 4 percent reflecting slightly higher average yields on fixed maturity investments.

Mortality and expense risk and other fees increased $7.9 million or 85 percent, primarily reflecting higher average values of separate account assets.

Net realized gain on investments was $5.1 million and $21.5 million for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, $9.0 million of investment gains were partially offset by $3.9 million of losses. Included in these total investment gains and losses are $7.2 million of gross realized gains and $2.0 million of gross realized losses from sales of securities classified as Available-for-Sale.

For the nine months ended September 30, 2003, $51.2 million of gross realized gains from sales of securities classified as Available-for-Sale, were partially offset by $29.7 million of impairments and losses. Included in these total investment losses are $19.3 million of gross realized losses from sales of securities, as well as $9.3 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

Benefits and Expenses

Interest credited on investment contracts and universal life-type insurance decreased $18.5 million or 10 percent, reflecting lower interest crediting rates and partially offset by higher average accumulation values of annuities.

DAC amortization expense decreased to $39.6 million for the nine months ended September 30, 2004 compared to $40.4 million for the nine months ended September 30, 2003. See the DAC section below for further discussion of DAC and related adjustments.

Other insurance and operating expense increased $14.3 million or 36 percent reflecting unfavorable mark-to-market adjustments on interest rate swaps for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

The increase in the effective income tax rate partially reflects the second quarter 2004 reduction in net deferred tax assets.

Other Events

American Enterprise Life intends to enter into a modified co-insurance indemnity reinsurance agreement, effective December 1, 2004 with its parent company, IDS Life. This proposed transaction was filed with state insurance regulators during the fourth quarter of 2004 and is pending their approval. The reinsurance agreement calls for American Enterprise Life to cede and IDS Life to assume American Enterprise Life's liabilities relating to fixed-only plans of deferred annuities.

Deferred Policy Acquisition Costs

Deferred Policy Acquisition Costs represent the costs of acquiring new business, including, for example, direct sales commissions, policy issue costs and other related costs have been deferred on the sale of annuity contracts. Deferred policy acquisition costs (DAC) for certain annuities are amortized as a percentage of the estimated gross profits expected to be realized on the policies. DAC for other annuities are amortized using the interest method.

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

When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC may also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an acceleration of DAC amortization while a decrease in amortization percentage will result in a deceleration of DAC amortization. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period, and is reflected in the period that such changes are made. As a result of these reviews,

American Enterprise Life took actions in the third quarters of 2004 and 2003 that impacted DAC balances and expenses.

In the third quarter 2004, these actions resulted in a net $1.1 million DAC amortization expense reduction reflecting higher than previously assumed interest rate spreads and lower than previously assumed mortality rates on variable annuity products.

In the third quarter 2003, American Enterprise Life improved its modeling of certain variable annuity contract revenues and unlocked estimated gross profits retrospectively to reflect actual interest margins and death and other benefits. American Enterprise Life also adjusted its assumptions to reflect lower than previously assumed spreads on fixed account values and adjusted the near-term rate and period used in projecting growth in customer asset values on variable annuities. These actions resulted in a $3.2 million reduction in DAC amortization expense.

DAC of $306.8 million and $296.7 million related to annuities was included in American Enterprise Life's consolidated balance sheet at September 30,2004 and December 31, 2003, respectively. In addition to the DAC balances shown above and in conjunction with American Enterprise Life's adoption of SOP 03-1, sales inducement costs previously included in DAC were reclassified from DAC and presented as a separate line item in the Consolidated Balance Sheets. Deferred sales inducement costs were $49.8 million and $49.2 million at September 30, 2004 and December 31, 2003, respectively. Sales inducement costs consist of bonus interest credits and premium credits added to certain annuity contract values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC.

Impact of Market Volatility on Results of Operations

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

American Enterprise Life has an available line of credit with AEFC aggregating $50 million. No borrowings were outstanding under the line of credit at September 30, 2004. American Enterprise Life had no outstanding reverse repurchase agreements at September 30, 2004. Both the line of credit and reverse repurchase agreements are used strictly as short-term sources of funds.

Investments include $503.3 million, $467.6 million and $343.8 million of below investment grade securities (excluding net unrealized appreciation and depreciation) at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. These investments represent 7.5 percent, 6.6 percent and 4.9 percent of American Enterprise Life's investment portfolio at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

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

Forward-Looking Statements

This report includes forward-looking statements which are subject to risks and uncertainties that could cause results to differ materially from such statements. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. American Enterprise Life undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: fluctuations in external markets, which can affect the amount and types of investment products sold, the market value of its separate account assets, and related mortality and expense risk and other fees and the amount of amortization of DAC and deferred sales inducement costs; potential deterioration in high-yield and other investments, which could result in further losses in American Enterprise Life's investment portfolio; changes in assumptions relating to DAC and deferred sales inducement costs which also could impact the amount of DAC amortization; the ability to sell certain high-yield investments at expected values and within anticipated time frames and to maintain its high-yield portfolio at certain levels in the future; the types and value of certain death benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of reinsurance rates and the availability and adequacy of reinsurance to protect American Enterprise Life against losses; negative changes in IDS Life Insurance Company's and American Enterprise Life's credit ratings; increasing competition in all American Enterprise Life's major businesses; the adoption of recently issued rules related to the consolidation of variable interest entities, including those involving CDOs that American Enterprise Life may from time-to-time invest in and reserves required pursuant to SOP 03-1 which could affect both American Enterprise Life's balance sheet and results of operations; and outcomes of litigation. A further description of these and other risks and uncertainties can be found in American Enterprise Life's Annual Report on Form 10-K for the year ended December 31, 2003 and its other reports filed with the Securities and Exchange Commission (SEC).

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


Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                               See Exhibit Index on page E-1 hereof.

                  (b) Reports on Form 8-K.

                               There were no reports on Form 8-K filed by American Enterprise Life during the quarterly period ended September 30, 2004.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                           (Registrant)





Date:  November 10, 2004  By  /s/ Mark E. Schwarzmann
                              ------------------------------------
                              Mark E. Schwarzmann
                              Director, Chairman of the Board and
                              Chief Executive Officer







Date:  November 10, 2004  By  /s/ Arthur H. Berman
                                  ----------------------------------------
                              Arthur H. Berman
                              Director and Executive Vice President -
                              Finance and Chief Financial Officer

                                       E-1
                                  EXHIBIT INDEX


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