Form 10-K
period 2004-12-31
AMERICAN ENTERPRISE MVA ACCOUNT
filed 2005-03-15
CIK 1093644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to ________

                         Commission file number 333-65080

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

Indiana                                                   94-2786905
-------------------------------------------------         ----------------------
(State or other jurisdiction of incorporation or          (I.R.S. Employer
organization)                                             Identification No.)

829 AXP Financial Center, Minneapolis, Minnesota          55474
-------------------------------------------------         ----------------------
(Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (612) 671-3131
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act).
                                                                  Yes [ ] No [X]

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                                 TABLE OF CONTENTS
Form 10-K
Item Number
PART I                                                                                                Page
1.       Business....................................................................................   1
         Introduction................................................................................   1
         Asset Accumulation and Investments:  Product Features and Risks.............................   1
         Insurance:  Product Features and Risks......................................................   2
         General and Variable Account Assets.........................................................   3
         Competitive Environment.....................................................................   4
         Regulation..................................................................................   5
         Ratings.....................................................................................   5
         Risk-Based Capital..........................................................................   6
         Liabilities for Future Policy Benefits......................................................   6
         Deferred Policy Acquisition Costs...........................................................   6
2.       Properties..................................................................................   6
3.       Legal Proceedings...........................................................................   7
4.       Submission of Matters to a Vote of Security Holders.........................................   7
PART II
5.       Market for Registrant's Common Equity and Related Stockholder Matters......................    7
6.       Selected Financial Data.....................................................................   7
7.       Management's Discussion and Analysis of Consolidated Financial Condition and Results of
         Operations..................................................................................   7
7A.      Quantitative and Qualitative Disclosures About Market Risk..................................   16
8.       Financial Statements and Supplementary Data.................................................   16
9.       Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure..................................................................................   16
9A.      Controls and Procedures.....................................................................   16
PART III
14.      Principal Accountant Fees and Services......................................................   17
PART IV
15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................   17
         Signatures..................................................................................   19
         Index to Financial Statements...............................................................   F-1
         Exhibit Index...............................................................................   E-1

                                     PART I

ITEM 1.  BUSINESS

                                  Introduction

American Enterprise Life Insurance Company is a stock life insurance company organized under the laws of the State of Indiana. American Enterprise Life Insurance Company is a wholly owned subsidiary of IDS Life Insurance Company (IDS Life), a Minnesota Corporation. IDS Life is a wholly owned subsidiary of American Express Financial Corporation (AEFC). AEFC is a wholly-owned subsidiary of American Express Company. American Enterprise Life Insurance Company provides financial institution clients American Express branded financial products and wholesaling services to support its retail insurance and annuity operations. American Enterprise Life principally underwrites fixed and variable annuity contracts primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York and New Hampshire. Effective in December 2004, American Enterprise Life Insurance Company received a Certificate of Authority to transact business in the State of New Hampshire. American Enterprise Life Insurance Company also owns American Enterprise REO 1, LLC which holds real estate investments. American Enterprise Life Insurance Company and its subsidiary are referred to collectively as "American Enterprise Life" in this form 10-K.

On February 1, 2005, the American Express Company announced plans to pursue a tax-free spin-off of the common stock of American Express Company's AEFC unit through a special dividend to American Express common shareholders. The final transaction, which is subject to certain conditions including receipt of a favorable tax ruling and approval by American Express Company's Board of Directors, is expected to close in the third quarter of 2005. In connection with the spin-off, American Express Company intends to provide additional capital to American Enterprise Life to confirm its current financial strength ratings.

         Asset Accumulation and Investments: Product Features and Risks

American Enterprise Life's principal products are fixed and variable deferred annuities, which are issued to a broad range of consumers through third party distribution channels. American Enterprise Life offers single premium and flexible premium deferred fixed annuities as well as flexible premium immediate annuities. American Express Financial Advisors Inc.'s (AEFAI) retail sales force (an American Enterprise Life affiliate) can offer American Enterprise Life's variable annuities only in limited circumstances. Annuities may be deferred, where assets accumulate until the contract is surrendered, the contract owner dies, or the contract owner begins receiving benefits under an annuity payout option; or immediate, where payments begin within one year of issue and continue for life or for a fixed period of time.

Variable Annuities

A variable annuity provides a contract owner with investment returns linked to the underlying investment accounts of the contract owner's choice. Variable annuity products also offer a fixed account investment option with a guaranteed minimum interest crediting rate ranging from 0% to 4% at December 31, 2004.

Contract owners can also choose among various contract provisions, including guaranteed minimum death benefit (GMDB) and guaranteed minimum income benefit
(GMIB) riders. The GMDB rider protects contract beneficiaries from a drop in death benefits due to performance of the underlying subaccounts. The GMIB rider guarantees, after a stipulated waiting period from contract issuance, a minimum lifetime annuity based on a specified rate of contract accumulation value growth and predetermined annuity purchase rates. American Enterprise Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings; these are referred to as gain gross-up (GGU) benefits. In addition, American Enterprise Life offers contracts containing guaranteed minimum withdrawal benefit (GMWB) provisions.

Fixed Annuities

American Enterprise Life's fixed annuity products provide cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of the issuing company subject to certain policy terms relative to minimum interest crediting rates. American Enterprise Life resets interest rates based on a number of factors, including interest rate scenario models and risk/return measures. The annuity contracts issued by American Enterprise Life provide a guaranteed minimum interest crediting rate ranging from 1.5% to 5% at December 31, 2004. In 2003 and in response to a declining interest rate environment, several states adopted an interim regulation allowing for a guaranteed minimum interest crediting rate of 1.5% and/or a model regulation providing for a guaranteed rate that was indexed. A number of states now follow the model regulation. In response, American Enterprise Life filed a number of contract changes in 2003 and 2004 to begin taking advantage of lower minimum guarantees. American Enterprise Life will continue to implement contract changes as states continue to adopt the new model regulation or as the interim regulation sunsets.

Annuity Risks

The relative proportion between fixed and variable annuities sales is generally driven by the relative performance of the equity and fixed income markets. In times of lackluster performance in equity markets, fixed annuity sales are generally stronger. In times of superior performance in equity markets, variable annuity sales are generally stronger. In addition, investment management performance is critical to the profitability of an annuity business.

Innovative features for annuity products have continued to evolve. These features include GMDBs. The majority of the variable annuity contracts offered by American Enterprise Life contain GMDB provisions. American Enterprise Life's standard guaranteed minimum death benefit for annuities provides that the beneficiary receives the greater of 1) contract value; or 2) purchase payments minus adjusted partial surrenders. For additional protection, contract owners may purchase optional benefits including a maximum anniversary value death benefit and enhanced earnings death benefits. These are optional benefits available for an additional charge. The maximum anniversary value death benefit guarantees the death benefit will not be less than the highest contract value achieved on a contract anniversary before the contract owner reaches the age of 81, adjusted for partial withdrawals. The enhanced earnings death benefit riders are intended to provide additional benefits to a beneficiary to offset expenses after the contract owner's death. American Enterprise Life bears the risk that protracted under-performance of the financial markets could result in GMDB benefits being higher than what accumulated contract owner account balances would support.

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

The general account assets of American Enterprise Life support these GMDBs, GGUs and GMIBs (see "General and Variable Account Assets - The General Account" section below). American Enterprise Life bears the risk that protracted under-performance of the financial markets could result in GMDBs, GGUs and GMIBs being higher than what current account values would support. Actual experience may differ from American Enterprise Life's estimates. American Enterprise Life's exposure to risk from these guarantees generally will increase when equity markets decline.

               Insurance: Product Features and Risks

American Enterprise Life issues a variable life insurance product for sale through non-affiliated representatives and agents of third party distributors. American Enterprise Life issues only non-participating life insurance policies, which do not pay dividends to policyholders from the insurers' earnings.

Variable Life Insurance

Variable life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder's choice. These products also offer a fixed account investment option with a guaranteed minimum interest crediting rate ranging from 4.0% to 4.5% at December 31, 2004. American Enterprise Life's variable life insurance product is American Express Signature Variable Universal Life(R), an individual flexible premium policy.

Insurance Risks

Competitive factors applicable to the insurance business include product features, the interest rates credited to products, the charges deducted from the cash values of such products, investment performance, the financial strength of the organization, distribution and management expenses, claims paying ratings and the services provided to policyholders.

                       General and Variable Account Assets

Depending on the annuity purchased, the assets of American Enterprise Life contractholders may be placed in either the general account of American Enterprise Life (the "general account") or, in the case of variable annuity products, in a separate account that invests in underlying investment options (the "variable account").

The General Account

Assets supporting contract values associated with fixed account annuity products, as well as those associated with fixed account options under variable insurance and annuity products (collectively, the "fixed accounts"), are part of American Enterprise Life's general account. Under fixed accounts, American Enterprise Life bears the investment risk. In investing their general account assets, American Enterprise Life seeks to maintain a dependable and targeted difference or "spread" between the interest rate earned on general account assets and the interest rate American Enterprise Life credits to contract owners' fixed accounts. Historically, this spread has been a major component driver of American Enterprise Life's net income.

In the general account, American Enterprise Life through its investment manager, AEFC, primarily invest in fixed maturity securities over a broad range of maturities for the purpose of providing a targeted rate of return on their investments while controlling risk. The majority of these fixed maturity securities are interest-bearing investments such as government obligations, mortgage backed obligations and various corporate debt instruments. American Enterprise Life does not invest in securities to generate trading profits.

American Enterprise Life through its Board of Directors' investment committees or staff functions, review models projecting different interest rate scenarios, risk/return measures, and their effect on profitability. They also review the distribution of assets in the portfolio by type and credit risk sector. The objective is to structure the investment security portfolio based upon the type and expected behavior of products in the liability portfolio to meet contractual obligations and achieve targeted levels of profitability within defined risk parameters.

American Enterprise Life has the discretion to set the rate of interest credited to contract owners' accounts subject to each contract's guaranteed minimum interest crediting rate. As of December 31, 2004, this rate varied among fixed accounts and was as low as 0% and as high as 6.4%. To the extent the yield on American Enterprise Life's invested general account asset portfolio declines below its target spread plus the minimum guarantee, American Enterprise Life's profitability would be negatively affected.

The interest rates credited to contract owners' fixed accounts generally reset towards new business rates; therefore, margins may be negatively impacted by increases in the general level of interest rates. Part of American Enterprise Life's strategy includes the use of derivatives, such as interest rate caps, swaps and floors for risk management purposes. These derivatives help protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby lessening the impact of an increase in rates credited to contract owners' fixed accounts. Conversely, in a low interest rate environment, such as that experienced recently, margins may be negatively impacted as the interest rates available on American Enterprise Life's invested assets approach guaranteed minimum interest rates on annuity contracts inforce. This negative impact may be compounded by the fact that many of these interest-bearing investments are callable or pre-payable by the issuer and calls and prepayments are more likely to occur in a low interest rate environment. In light of the present environment in which interest rates are at historic lows, American Enterprise Life imposed fixed account allocation and transfer requirements for new variable annuity sales in 2003. These requirements were relaxed slightly in 2004 with the introduction of lower guaranteed minimum interest rates.

The Variable Accounts

Annuity products also offer variable account investment options in addition to fixed account options. Under the variable account option, contract owners bear the investment risk. The variable accounts are registered as unit investment trusts under the Investment Company Act of 1940.

Generally, the variable accounts consist of a number of subaccounts, each of which invests in shares of a particular fund. Contract owners can allocate their payments among these variable subaccounts. The underlying funds are managed both by internal and unaffiliated third-party money managers. These funds invest in portfolios containing a variety of securities including common stocks, bonds, managed assets and/or short-term securities. The value of the subaccounts fluctuates with the investment return of the funds in which the subaccounts invest. The underlying funds are managed both by internal and third-party money managers.

American Enterprise Life's major source of revenue from variable annuities it sells are the fees it receives, including mortality and expense risk and other fees. During the fourth quarter of 2003, AEFC replaced IDS Life Insurance Company as the investment manager and assumed these duties for the mutual funds and retained IDS Life and its non-New York subsidiaries to provide underlying administrative services. Concurrent with the investment manager change, American Enterprise Life entered into an agreement with AEFC to receive fees for the services, other than investment management, that American Enterprise Life continues to provide the underlying proprietary mutual funds. American Enterprise Life's administrative service fees will vary with the market values of these proprietary mutual funds.

Variable insurance and annuities are "separate account" rather than general account products. State insurance law prescribes that separate accounts constitute a separate operation from the general account and as such are only available to fund the liabilities of the separate accounts. Under the subaccounts of each variable account, American Enterprise Life credits or charges income, capital gains and losses only to that subaccount.

                             Competitive Environment

The insurance and annuity business is highly competitive, and American Enterprise Life competes with numerous other insurance companies, as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries that market annuities, mutual funds and other retirement-oriented products.

Competitive factors affecting the sale of insurance and annuity products include:

     o  cost of insurance and other contract charges;

     o  mortality, expense and other contract charges;

     o  the level of premiums;

     o  investment performance;

     o  the level of interest rates;

     o  financial strength ratings from third party agencies such as A. M. Best;

     o  the breadth, quality and design of products and services offered;

     o  the quality of underwriting;

     o  the effectiveness of advertising and promotion campaigns;

     o  reputation and recognition in the marketplace;

     o  distribution capabilities and compensation; and

     o  the quality of customer service.

With respect to variable annuities, customers also focus on guaranteed payment features that help to insulate them from equity market risk.

                                   Regulation

The Indiana Department of Insurance regulates American Enterprise Life Insurance Company. In addition, American Enterprise Life is also regulated by each of the insurance regulators in the states where it is authorized to transact the business of insurance. These other states regulate such matters as the licensing of sales personnel and, in some cases, the marketing and contents of insurance policies and annuity contracts. The primary purpose of such regulation and supervision is to protect the interests of policyholders and contractholders. Financial regulation of American Enterprise Life is extensive. American Enterprise Life's financial and intercompany transactions (such as intercompany dividends and investment activity) are often subject to pre-notification and continuing evaluation by the Indiana Department of Insurance. Virtually all states require participation in insurance guaranty associations, which assess insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies.

Insurance companies have recently been the subject of increasing regulatory, legislative and judicial scrutiny. Numerous state and federal regulatory agencies have commenced investigations regarding sales and marketing practices, compensation arrangements and anticompetitive activities, and market timing and late trading in connection with insurance, annuity and mutual fund products. American Enterprise Life has been contacted by regulatory agencies for information relating to some of these investigations and is cooperating with those inquiries. American Enterprise Life is reviewing its compensation arrangements and other operations that may be affected by these regulatory investigations, and the legal precedents and new industry-wide legislation, rules and regulations that may arise from these investigations.

At the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of annuities and life insurance policies, accounting procedures, as well as the treatment of persons differently because of gender, with respect to terms, conditions, rates or benefits of an insurance policy. New federal regulation in any of these areas could potentially have an adverse effect upon American Enterprise Life. More specifically, recent federal legislative proposals aimed at the promotion of tax-advantaged savings through Lifetime Savings Accounts and Retirement Savings Accounts may adversely impact American Enterprise Life's sales of annuity and life insurance products if enacted.

                                     Ratings

American Enterprise Life receives ratings from independent rating agencies. Generally, American Enterprise Life does not receive an individual rating, but receives the same rating as IDS Life. These agencies evaluate the financial soundness and claims-paying ability of insurance companies based on a number of different factors. The ratings reflect each agency's estimation of American Enterprise Life's ability to meet its contractual obligations such as making annuity payouts and paying death benefits and other distributions from the contracts. As such, the ratings relate to American Enterprise Life's general account and not to the management or performance of the variable accounts of the contracts.

Ratings are important to maintaining public confidence in American Enterprise Life. Lowering of American Enterprise Life's ratings could have a material adverse effect on American Enterprise Life's ability to market its products and could lead to increased surrenders of its products. Rating agencies continually review the financial performance and condition of insurers. As of the end of 2004, American Enterprise Life was rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength was rated "Aa3" (Excellent) by Moody's Investors Service, Inc. (Moody's), and "AA" (Very Strong) by Fitch. On February 1, 2005, A.M. Best placed American Enterprise Life's financial strength rating of "A+" under review with negative implications, Moody's affirmed American Enterprise Life's financial strength rating at "Aa3" and Fitch lowered American Enterprise Life's financial strength rating to "AA-" and placed them on "Rating Watch Negative" following American Express Company's announcement that it intends to pursue a spin-off of its full ownership of AEFC, the holding company for American Enterprise Life. In connection with the spin-off, American Express Company intends to provide additional capital to American Enterprise Life to confirm its current financial strength ratings.

The foregoing ratings reflect each rating agency's opinion of American Enterprise Life's financial strength, operating performance and ability to meet its obligations to contract owners.

                               Risk-Based Capital

The National Association of Insurance Commissioners (NAIC) defines Risk-Based Capital (RBC) requirements for life insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. At December 31, 2004, American Enterprise Life had total adjusted capital of approximately $585 million on a statutory accounting basis. The Insurance Department of the State of Indiana, American Enterprise Life's primary insurance regulator, requires insurance companies to maintain a minimum RBC called the "authorized control level RBC." If total adjusted capital fell below the authorized control level RBC, the Insurance Department of the State of Indiana would be authorized to exercise management control over American Enterprise Life. For American Enterprise Life, the authorized control level RBC was $69.4 million at December 31, 2004.

In addition, American Enterprise Life, like other life insurance companies, is expected to maintain capital at a level above which would require it to file an action plan with the Insurance Department of the State of Indiana. This is referred to as the "company action level RBC." For American Enterprise Life, the company action level RBC was $138.8 million at December 31, 2004.

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

                     Liabilities for Future Policy Benefits

American Enterprise must maintain adequate financial reserves to cover the insurance risks associated with the insurance products it issues. Generally, reserves represent estimated assets that American Enterprise Life needs to provide adequately for future benefits and expenses. Actual experience may differ from estimates. See "Critical Accounting Policies" within management's discussion and analysis below for further discussion regarding liabilities for future policy benefits, which portions of such are incorporated herein by reference.

                        Deferred Policy Acquisition Costs

Deferred policy acquisition costs (DAC) represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity products. These costs are deferred to the extent they are recoverable from future profits. DAC for certain annuities are amortized as a percentage of estimated gross profits associated with the products. DAC for other annuities are amortized using the interest method. See "Critical Accounting Policies" within management's discussion and analysis below for further discussion of DAC.

ITEM 2.  PROPERTIES

American Enterprise Life has no employees and is charged by IDS Life for the use of joint facilities in Minneapolis, Minnesota, which are owned or leased by AEFC. These facilities are believed to be adequate for the purposes for which they are used and are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

The Securities and Exchange Commission (SEC), the National Association of Securities Dealers (NASD) and several state attorneys general have brought proceedings challenging several mutual fund and variable account financial practices, including suitability generally, late trading, market timing, disclosure of revenue sharing arrangements and inappropriate sales. American Enterprise Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

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

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

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

Management's narrative analysis of the results of operations is presented in lieu of management's discussion and analysis of financial condition and results of operations, pursuant to General Instructions I(2) (a) of Form 10-K.

Results of Operations for the Year Ended December 31, 2004 and 2003

Income before accounting change was $25.2 million for the year ended December 31, 2004 compared to $37.6 million for the year ended December 31, 2003. The decrease primarily reflects reduced net realized gains on investments, higher other insurance and operating expenses, higher amortization of deferred policy acquisition costs (DAC), and higher benefit costs on investment contracts, partially offset by lower interest credited on investment contracts.

Net income for the year ended December 31, 2004 reflects the $3.6 million ($5.5 million pretax) impact of American Enterprise Life's January 1, 2004 adoption of the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). SOP 03-1 requires insurance enterprises to establish liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. See "Application of Recent Accounting Standards" section in Note 1 to the Consolidated Financial Statements regarding the impact of adoption of SOP 03-1.

Revenues

Net investment income increased $4.3 million or 1 percent reflecting higher average assets.

Mortality and expense risk and other fees increased $11.1 million or 80 percent, reflecting higher average values of separate account assets compared to 2003.

Net realized gain on investments was $5.2 million in 2004 compared to $25.1 million in 2003. For the year ended December 31, 2004, $9.8 million of total investment gains were partially offset by $4.6 million of impairments and losses. Included in these total net investment gains and losses are $9.5 million of gross realized gains and $4.0 million of gross realized losses from sales of securities, classified as Available-for-Sale.

For the year ended December 31, 2003, $65.8 million of total investment gains were partially offset by $40.7 million of impairments and losses. Included in these total net investment gains and losses are $65.7 million of gross realized gains and $30.3 million of gross realized losses from sales of securities, as well as $9.3 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

Benefits and Expenses

Interest credited on investment contracts decreased $36.4 million or 14 percent, reflecting lower interest crediting rates, partially offset by higher average accumulation values of annuities.

DAC amortization increased $22.4 million or 59 percent. See the DAC section below for further discussion of DAC and related third quarter 2004 and 2003 adjustments.

Other insurance and operating expense increased $17.4 million or 32 percent, primarily reflecting less favorable mark-to-market adjustments on interest rate swaps during 2004 compared to 2003. American Enterprise Life enters into pay-fixed, receive-variable interest rate swaps with IDS Life to protect the spread between yields earned on investments and interest rates credited to fixed annuity products. The interest rate swaps are economic hedges that are not designated for hedge accounting treatment under SFAS No. 133.

American Enterprise Life's increase in the effective income tax rate primarily reflecting the true-up of prior year current and deferred tax estimates based on the finalization of the 2003 tax return.

Results of Operations for the Years Ended December 31, 2003 and 2002:

Net income was $37.6 million for the year ended December 31, 2003, compared to a net loss of $33.7 million for the year ended December 31, 2002. The favorable change in net income primarily reflects increased net investment income and net realized gains on investments, as well as decreased other insurance and operating expense, partially offset by increased interest credited on investment contracts.

Revenues

Net investment income increased $80.1 million or 27 percent reflecting a higher average level of investments partially offset by lower average yields on the investment portfolio.

Net realized gain on investments was $25.1 million in 2003 compared to nil in 2002. For the year ended December 31, 2003, $65.8 million of total investment gains were partially offset by $40.7 million of impairments and losses. Included in these total net investment gains and losses are $65.7 million of gross realized gains and $30.3 million of gross realized losses from sales of securities, as well as $9.3 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

For the year ended December 31, 2002, $38.2 million of total investment gains were offset by $38.2 million of impairments and losses. Included in these total net investment gains and losses are $38.2 million of gross realized gains and $17.6 million of gross realized losses from sales of securities, as well as $14.6 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

Benefits and Expenses

Interest credited on investment contracts increased $44.9 million or 21 percent, reflecting higher average accumulation values of annuities, partially offset by lower interest crediting rates as a result of a relatively low interest rate environment that began in 2002.

DAC amortization decreased $5.8 million or 13 percent, reflecting a $3.2 million decrease in DAC amortization expense in 2003 compared to a $4.6 million increase in DAC amortization in 2002 as a result of management's third quarter reviews of various DAC assumptions and practices. DAC amortization expense was otherwise higher in 2003 than in 2002, reflecting higher business volumes and the ongoing impact of 2002 changes in customer asset value growth rate assumptions.

Other insurance and operating expense decreased $37.7 million or 41 percent, reflecting favorable mark-to-market adjustments on interest rate swaps during 2003 compared to unfavorable mark-to-market adjustments the same period a year ago. The relatively low and stable interest rate environment during 2003 compared to declining interest rates during 2002 is the primary driver behind the favorable market value changes to the interest rate swaps. American Enterprise Life enters into pay-fixed, receive-variable interest rate swaps with IDS Life to protect the spread between yields earned on investments and interest rates credited to fixed annuity products. The interest rate swaps are economic hedges that are not designated for hedge accounting treatment under SFAS No. 133.

American Enterprise Life's increase in the effective income tax rate reflects pretax income of $56.7 million in 2003 compared to a pretax loss of $52.2 million in 2002.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs (DAC) represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity products. These costs are deferred to the extent they are recoverable from future profits. DAC for certain annuities are amortized as a percentage of estimated gross profits or as a portion of product interest margins depending on the product's characteristics. DAC for other annuities are amortized using the interest method.

For American Enterprise Life's annuity products, the projections underlying the amortization of DAC require the use of certain assumptions, including interest margins, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. Management routinely monitors a wide variety of trends in the business, including comparisons of actual and assumed experience. The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. The rate is net of asset fees and anticipates a blend of equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to customer asset value growth rates on a quarterly basis.

Management monitors other principal DAC assumptions, such as persistency, mortality rates, interest margin and maintenance expense level assumptions, each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management reviews and updates these DAC assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an increase in DAC amortization expense while a decrease in amortization percentage will result in a decrease in DAC amortization expense. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period and is reflected in the period in which such changes are made. As a result of these reviews, American Enterprise Life took actions in both 2004 and 2003 that impacted DAC balance and expenses.

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

DAC of $299.7 million and $296.7 million related to annuities was included in American Enterprise Life's consolidated balance sheet at December 31, 2004 and 2003, respectively. In addition to the DAC balances shown above and in conjunction with American Enterprise Life's adoption of SOP 03-1, sales inducement costs previously included in DAC were reclassified from DAC and presented as a separate line item in the Consolidated Balance Sheets. Deferred sales inducement costs were $49.8 million and $49.2 million at December 31, 2004 and 2003, respectively. Sales inducement costs consist of bonus interest credits and deposit credits added to certain annuity contract values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC.

Certain Critical Accounting Policies

American Enterprise Life's significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The following provides information about certain critical accounting policies that are important to the Consolidated Financial Statements and that involve estimates requiring significant management assumptions and judgments about the effect of matters that are uncertain. These policies relate to investment securities valuation, deferred policy acquisition costs and liabilities for future policy benefits.

Investment Securities Valuation

Generally, investment securities are carried at fair value on the balance sheet with unrealized gains (losses) recorded in other accumulated comprehensive income (loss) within equity, net of income tax provisions (benefits) and net of adjustments in assets and liability balances, such as deferred policy acquisition costs (DAC), to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized immediately. At December 31, 2004, American Enterprise Life had net unrealized pretax gains on Available-for-Sale securities of $111.6 million. Gains and losses are recognized in results of operations upon disposition of the securities. Losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. American Enterprise Life also considers the extent to which cost exceeds fair value, the duration and size of that gap, and management's judgment about the issuer's current and prospective financial condition. Approximately 90% of the investment portfolio classified as Available-for-Sale is determined by quoted market prices. As of December 31, 2004, there were $31.7 million in gross unrealized losses that related to $2.2 billion of securities, of which $534 million has been in a continuous unrealized loss position for 12 months or more. As part of American Enterprise Life's ongoing monitoring process, management has determined that substantially all of the gross unrealized losses on these securities are attributable to changes in interest rates. Additionally, American Enterprise Life has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none of these securities are other-than-temporarily impaired at December 31, 2004.

Included in American Enterprise Life's investment portfolio discussed above are structured investments of various asset quality, including collateralized debt obligations (CDOs) (backed by high-yield bonds), which are not readily marketable. The carrying values of these structured investments are based on future cash flow projections that require managements judgment as to the amount and timing of cash payments, defaults and recovery rates of the underlying investments and, as such, are subject to change. The carrying value will vary if the actual cash flows differ from projected due to actual defaults or changes in estimated default or recovery rates. As an example, an increase in the near-term default rate by 100 basis points, in and of itself, would reduce the cash flow projections by approximately $5 million based on underlying investments as of December 31, 2004. The level of change in near-term default rates would have to be significantly higher than 100 basis points to cause a change in carrying value of American Enterprise Life's structured investments due to previously recognized impairment losses coupled with subsequent improvement in actual default rates.

See "Application of Recent Accounting Standards" section of Note 1 to the Consolidated Financial Statements for a discussion of Emerging Issues Task Force
(EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1)" which when finalized by the FASB may affect IDS Life's investment securities valuation policy.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs (DAC) represent the costs of acquiring new annuity business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity products. These costs are deferred to the extent they are recoverable from future profits. DAC for certain annuities are amortized as a percentage of estimated gross profits or as a portion of product interest margins depending on the product's characteristics.

For American Enterprise Life's annuity products, the DAC balances at any reporting date are supported by projections that show management expects there to be adequate estimated gross profits or interest margins after that date to amortize the remaining DAC balances. These projections are inherently uncertain because they require management to make assumptions about financial markets, anticipated mortality and morbidity levels, and policyholder behavior over periods extending well into the future. Projection periods used for American Enterprise Life's annuity business are typically 10 to 25 years. Management regularly monitors financial market conditions and actual policyholder behavior experience and compares them to its assumptions. For annuity products, the assumptions made in projecting future results and calculating the DAC balance and DAC amortization expense are management's best estimates. Management is required to update these assumptions whenever it appears that, based on actual experience or other evidence, earlier estimates should be revised. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in DAC balance and an increase in DAC amortization expense while a decrease in amortization percentage will result in an increase in DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made.

For American Enterprise Life's annuity products, key assumptions underlying these long-term projections include interest rates (both earning rates on invested assets and rates credited to policyholder accounts), equity market performance, mortality and morbidity rates and the rates at which policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about interest rates drive projected interest margins, while assumptions about rates credited to policy holder accounts and equity market performance drive projected customer asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing its annuity and insurance business during the DAC amortization period.

The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. The rate is net of asset fees and anticipates a blend of equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to customer asset value growth rates on a quarterly basis. American Enterprise Life uses a mean reversion method as a monthly guideline in setting near-term customer asset value growth rates based on a long-term view of financial market performance as well as actual historical performance. In periods when market performance results in actual contract value growth at a rate that is different than that assumed, American Enterprise Life will reassess the near-term rate in order to continue to project its best estimate of long-term growth. The near-term growth rate is reviewed to ensure consistency with management's assessment of anticipated equity market performance. Management is currently assuming a 7 percent long-term customer asset value growth rate. If American Enterprise Life increased or decreased its assumption related to this growth rate by 100 basis points, the impact on the DAC amortization would be a decrease or increase of approximately $2 million pretax. Additionally, if American Enterprise Life extended or reduced the amortization periods one year for variable annuities to reflect changes in premium paying persistency and/or surrender assumptions, the impact on DAC amortization expense would be a decrease or increase of approximately $0.5 million. The amortization impact of extending or reducing the amortization period any additional years is not linear.

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

Liabilities for Future Policy Benefits

Fixed Annuities and Variable Annuity Guarantees

Liabilities for fixed and variable deferred annuities are equal to accumulation values which are the cumulative gross deposits, credited interest and fund performance less withdrawals and mortality and expense risk charges.

The majority of the variable annuity contracts offered by American Enterprise Life contain guaranteed minimum death benefit (GMDB) provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. American Enterprise Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings; these are referred to as gain gross-up (GGU) benefits. In addition, American Enterprise Life offers contracts containing guaranteed minimum income benefit
(GMIB) and guaranteed minimum withdrawal benefit (GMWB) provisions.

Effective January 1, 2004, liabilities for these variable annuity death and GMIB benefits have been established under SOP 03-1. Actuarial models to simulate various equity market scenarios are used to project these benefits and contract assessments and include making significant assumptions related to customer asset value growth rates, mortality, persistency and investment margins. These assumptions, as well as their periodic review by management, are consistent with those used for DAC purposes. Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed. See "Application of Recent Accounting Standards" section in Note 1 to the Consolidated Financial Statements regarding the impact of the adoption of SOP 03-1.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 9.5% at December 31, 2004, depending on year of issue, with an average rate of approximately 6.1% at December 31, 2004.

Variable Life Insurance

Liabilities for variable life insurance are equal to accumulation values which are the cumulative gross premiums, credited interest, and fund performance less withdrawals and mortality and expense risk charges.

Liquidity and Capital Resources

Capital Strategy

The liquidity requirements of American Enterprise Life are generally met by funds provided by annuity sales, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investments capital contributions from IDS Life. The primary uses of funds are annuity benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to IDS Life and investment purchases. American Enterprise Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

Funding Strategy

American Enterprise Life, on a consolidated basis, has available lines of credit with AEFC aggregating $50 million. There were no line of credit borrowings outstanding with AEFC at December 31, 2004 and 2003. At December 31, 2004 American Enterprise Life had no outstanding reverse repurchase agreements. At December 31, 2003, American Enterprise Life had outstanding reverse repurchase agreements totaling $67.5 million. Both the line of credit and the reverse repurchase agreements are used strictly as short-term sources of funds.

American Enterprise Life's total assets and liabilities increased in 2004 primarily due to higher separate account assets and liabilities, which increased as a result of market appreciation. Investments primarily include corporate debt and mortgage and other asset-backed securities. American Enterprise Life's corporate debt securities comprise a diverse portfolio with the largest concentrations, accounting for approximately 65 percent of the portfolio, in the following industries: banking and finance, utilities, and communications and media. Investments also include $0.4 billion and $0.5 billion of mortgage loans on real estate and other investments at December 31, 2004 and 2003, respectively. Investments are principally funded by sales of annuities and by reinvested income. Maturities of these investment securities are largely matched with the expected future payments of annuity obligations.

Investments include $0.5 billion and $0.5 billion of below investment grade securities (excluding net unrealized appreciation and depreciation) at December 31, 2004 and 2003, respectively. These investments represent 8 percent and 7 percent of American Enterprise Life's investment portfolio at December 31, 2004 and 2003, respectively.

Separate account assets represent funds held for the exclusive benefit of variable annuity contractholders and variable life insurance policyholders. These assets are generally carried at market value, and separate account liabilities are equal to separate account assets. American Enterprise Life earns fees from the related accounts.

Contractual Obligations

The contractual obligations identified in the table below include on balance sheet transactions that represent material expected or contractually committed future obligations of American Enterprise Life.

                                                                             Payments due by year
---------------------------------------------------------------------------------------------------------------------------------
(Millions)                                         Total            2005           2006-            2008-            2010 and
                                                                                    2007             2009           thereafter
---------------------------------------------------------------------------------------------------------------------------------
    Annuities (1)                           $        8,017    $        730   $       1,655    $        1,618   $          4,014
---------------------------------------------------------------------------------------------------------------------------------
Total                                       $        8,017    $        730   $       1,655    $        1,618   $          4,014
---------------------------------------------------------------------------------------------------------------------------------

(1) These scheduled payments are represented by reserves of $6.3 billion at December 31, 2004 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. Actual payment obligations may differ if experience varies from these assumptions. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

Retained Interest in Assets Transferred to Unconsolidated Entities

During 2001, American Enterprise Life placed a majority of its rated CDO securities and related accrued interest, as well as a relatively minor amount of other liquid securities (collectively referred to as transferred assets), having an aggregate book value of $53.6 million, into a securitization trust. In return, American Enterprise Life received $7.1 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests in the trust with allocated book amounts aggregating $46.5 million. As of December 31, 2004, the retained interests had a carrying value of $41.8 million, of which $31.0 million is considered investment grade. American Enterprise Life has no obligations, contingent or otherwise, to such unaffiliated investors. One of the results of this transaction is that increases and decreases in future cash flows of the individual CDOs are combined into one overall cash flow for purposes of determining the carrying value of the retained interests and related impact on results of operations.

Contingent Liquidity Planning

AEFC has developed a contingent funding plan that enables American Enterprise Life to meet daily customer obligations during periods in which its customers elect to withdraw funds from their annuity contracts. This plan is designed to ensure that American Enterprise Life could meet these customer withdrawals by selling or obtaining financing, through reverse repurchase agreements, of portions of its investment securities portfolio.

Risk Management

American Enterprise Life through its Board of Directors' investment committees or staff functions, review models projecting different interest rate scenarios, risk/return measures, and their effect on profitability. They also review the distribution of assets in the portfolio by type and credit risk sector. The objective is to structure the investments security portfolio based upon the type and expected behavior or products in the liability portfolio to meet contractual obligations and achieve targeted levels of profitability within defined risk parameters.

American Enterprise Life has developed an asset/liability management approach with separate investment objectives to support specific product liabilities, such as insurance and annuity. As part of this approach, American Enterprise Life develops specific investment guidelines outlining the minimum required investment return and liquidity requirements to support future benefit payments under its insurance and annuity obligations. These same objectives must be consistent with management's overall investment objectives for the general account investment portfolio.

American Enterprise Life's owned investment securities are primarily invested in long-term and intermediate-term fixed maturity securities to provide clients with a competitive rate of return on their investments while controlling risk. Investment in fixed maturity securities is designed to provide American Enterprise Life with a targeted margin between the yield earned on investments and the interest rate credited to clients' accounts. American Enterprise Life does not trade in securities to generate short-term profits for its own account.

As part of American Enterprise Life's investment process, management, with the assistance of its investment advisors, conducts a quarterly review of investment performance. The review process conducted by American Enterprise Life's Investment Committee involves the review of certain invested assets which the committee evaluates to determine whether or not any investments are other than temporarily impaired and/or which specific interest earning investments should be put on an interest non-accrual basis.

Interest Rate Risk

At American Enterprise Life, interest rate exposures arise primarily within the fixed account portion of its annuity products. Rates credited to customers' accounts generally reset at shorter intervals than the yield on underlying investments. Therefore, American Enterprise Life's interest spread margins are affected by changes in the general level of interest rates. The extent to which the level of interest rates affects spread margins is managed primarily by a combination of modifying the maturity structure of the investment portfolio and entering into swaps or other derivative instruments that effectively lengthen the rate reset interval on customer liabilities. American Enterprise Life has entered into interest rate swaps and floors with notional amounts totaling $2 billion economically hedge the impact of increasing interest rates on forecasted fixed annuity sales. The interest rate swaps and floors are exclusively held with IDS Life.

The negative effect on American Enterprise Life's pretax earnings of a 100 basis point increase in interest rates, which assumes repricings and customer behavior based on the application of proprietary models, to the book as of December 31, 2004 and December 31, 2003 would be approximately $0.8 million and $3.6 million, respectively.

Equity Market Risk

American Enterprise Life has an exposure to the general level of equity markets due to the fact that American Enterprise Life earns fees from variable annuity and variable life insurance products. The amount of such fees is generally based on the value of the portfolios, and thus is subject to fluctuation with the general level of equity market values. To reduce the sensitivity of American Enterprise Life's fee revenues to the general performance of equity markets, American Enterprise Life has from time to time entered into various combinations of financial instruments that mitigate the negative effect on fees that would result from a decline in the equity markets.

The negative effect on American Enterprise Life's pretax earnings of a 10 percent decline in equity markets would be approximately $2.6 million and $1.5 million based on annuity business inforce as of December 31, 2004 and 2003, respectively.

Impact of Market-Volatility on Results of Operations

As discussed above, various aspects of American Enterprise Life's business are impacted by equity market levels and other market-based events. Several areas in particular involve DAC and deferred sales inducements, recognition of guaranteed minimum death benefits (GMDB) and certain other variable annuity benefits, mortality and expense risk and other fees and structured investments. The direction and magnitude of the changes in equity markets can increase or decrease amortization of DAC and deferred sales inducement benefits, incurred amounts under GMDB and other variable annuity benefit provisions and mortality and expense risk and other fees and correspondingly affect results of operations in any particular period. Similarly, the value of American Enterprise Life's structured investment portfolios is impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations.

Forward-Looking Statements

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. American Enterprise Life undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by American Enterprise Life, and other fees received based on the value of those assets; American Enterprise Life's ability to recover Deferred Policy Acquisition Costs (DAC), as well as the timing of such DAC amortization, in connection with the sale of annuity products; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; the ability to improve investment performance in American Enterprise Life's businesses, including attracting and retaining high-quality personnel; the success, timeliness and financial impact, including costs, cost savings and other benefits including increased revenues, of reengineering initiatives being implemented or considered by American Enterprise Life, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the ability to control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer-term investment spending; the potential negative effect on American Enterprise Life's businesses and infrastructure, including information technology, of terrorist attacks, disasters or other catastrophic events in the future; American Enterprise Life's ability to develop and roll out new and attractive products to clients in a timely manner; successfully cross-selling annuity products and services to AEFC's customer base; fluctuations in interest rates, which impacts American Enterprise Life's spreads in the insurance and annuity businesses; credit trends and the rate of bankruptcies which can affect returns on American Enterprise Life's investment portfolios; lower than anticipated spreads in the insurance and annuity business; the types and the value of certain death benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of reinsurance rates and the availability and adequacy of reinsurance to protect American Enterprise Life against losses; negative changes in American Enterprise Life's credit ratings; increasing competition in all American Enterprise Life's annuity business, which could affect both American Enterprise Life's financial condition and results of operations; changes in laws or government regulations; outcomes associated with litigation and compliance and regulatory matters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Items required under this section are included in the management's discussion and analysis of financial condition and results of operations under the section risk management.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. Financial Statements.

See Index to Financial Statements at page F-1 hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

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

                                    PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors of American Express Company has appointed Ernst & Young LLP (Ernst & Young) as independent auditors to audit the Consolidated Financial Statements of American Enterprise Life for the years ended December 31, 2004 and 2005.

Fees Paid to the Registrant's Independent Auditor

The following table presents fees for professional services rendered by Ernst & Young, LLP for the audit of American Enterprise Life's financial statements for the years ended December 31, 2004 and 2003 and other fees billed for other services rendered by Ernst & Young, LLP during those periods.

(Thousands)                                           2004             2003
--------------------------------------------------------------------------------
Audit (1)                                         $        509      $      714
Tax (2)                                                      -               -
All Other (3)                                                -               -
--------------------------------------------------------------------------------
Total                                             $        509      $      714
================================================================================

(1) Audit fees include audit work performed in the review and preparation of the financial statements, as well as, services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2) Tax fees included all services performed by the independent auditor's tax personnel.

(3)  All other fees included miscellaneous out-of-pocket expenses.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)      Financial Statements

         See Index to Financial Statements and Financial Statement Schedules on page F-1 hereof.

         (2)      Financial Statement Schedules

         See Index to Financial Statements and Financial Statement Schedules on page F-1 hereof.
         All information on schedules to the Consolidated Financial Statements required by Rule 7-05 in Article 7 of Regulation S-X is included in the Consolidated Financial Statements or is not required. Therefore, all schedules have been omitted.

         (3)      Exhibits

         See Exhibit Index on pages E-1 through E-4 hereof.

     (b)          Reports on Form 8-K filed.

                  Form 8-K, filed November 24, 2004 (as amended by form 8-K/A filed on December 9, 2004), items 4.01 and 9.01, reporting on American Enterprise Life Insurance Company's decision to dismiss the firm of Ernst & Young LLP as American Enterprise Life Insurance Company's independent registered public accountants and approve the future engagement of PricewaterhouseCoopers LLP as American Enterprise Life Insurance Company's independent registered public accountants for the fiscal year ending December 31, 2005.

                  In addition, American Enterprise Life Insurance Company filed a Form 8-K on February 24, 2005, item 4.01, reporting on the American Express Company's spin-off of AEFC. In view of the spin-off, the Audit Committee of the Board of Directors of American Express Company determined to hire Ernst & Young LLP to be the independent registered public accountants for AEFC and its subsidiaries, including American Enterprise Life Insurance Company, for the 2005 audit.
..

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                       Registrant


March 14, 2005                        By /s/ Mark E. Schwarzmann
--------------                           ------------------------
Date Mark E. Schwarzmann, Director, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2005                        By /s/ Gumer C. Alvero
--------------                           ---------------------------------
Date                                         Gumer C. Alvero, Director and
                                             President

March 14, 2005                        By /s/ Timothy V. Bechtold
--------------                           ---------------------------------
Date                                         Timothy V. Bechtold, Director

March 14, 2005                        By /s/ Arthur H. Berman
--------------                           ----------------------------------
Date                                         Arthur H. Berman, Director and
                                             Executive Vice President -
                                             Finance and Chief Financial Officer

March 14, 2005                        By /s/ David K. Stewart
--------------                           ----------------------------------
Date                                         David K. Stewart, Vice President
                                             and Controller

March 14, 2005                        By /s/ Roger Natarajan
--------------                           ----------------------------------
Date                                         Roger Natarajan, Director

March 14, 2005                        By /s/ Mark E. Schwarzmann
--------------                           ----------------------------------
Date Mark E. Schwarzmann, Director, Chairman of the Board and Chief Executive Officer

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                          INDEX TO FINANCIAL STATEMENTS
       COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                  (Item 14 (a))

                                                                   Page Number

Consolidated Financial Statements:

Report of Management                                                  F-2

Report of Independent Registered Public Accounting Firm               F-3

Consolidated Balance Sheets at December 31, 2004 and 2003          F-4 to F-5

Consolidated Statements of Income for each of the three
years ended December 31, 2004, 2003 and 2002                          F-6

Consolidated Statements of Cash Flows for each of the three
years ended December 31, 2004, 2003 and 2002                       F-7 to F-8

Consolidated Statements of Stockholder's Equity for each of
the three years ended December 31, 2004, 2003 and 2002             F-9 to F-11

Notes to Consolidated Financial Statements                        F-12 to F-31

Schedules:

All information on schedules to the Consolidated Financial Statements required by Rule 7-05 in Article 7 of Regulation S-X is included in the Consolidated Financial Statements and notes thereto or is not required. Therefore, all schedules have been omitted.

Report of Management

The management of American Enterprise Life Insurance Company is responsible for the preparation and fair presentation of its Consolidated Financial Statements, which have been prepared in conformity with U.S. generally accepted accounting principles, and include amounts based on the best judgment of management. American Enterprise Life Insurance Company's management is also responsible for the accuracy and consistency of other financial information included in this annual report.

In recognition of its responsibility for the integrity and objectivity of data in the financial statements, American Enterprise Life Insurance Company maintains a system of internal control over financial reporting which is designed to provide reasonable, but not absolute, assurance with respect to the reliability of American Enterprise Life Insurance Company's financial statements. The concept of reasonable assurance is based on the notion that the cost of the internal control system should not exceed the benefits derived.

The internal control system is founded on an ethical climate and includes: (i) an organizational structure with clearly defined lines of responsibility, policies and procedures; (ii) a Code of Conduct; and (iii) a careful selection and training of employees. Internal auditors monitor and assess the effectiveness of the internal control system and report their findings to management and the Board of Directors throughout the year. American Enterprise Life Insurance Company's independent auditors are engaged to express an opinion on the year-end financial statements and, with the coordinated support of the internal auditors, review the financial records and related data and test the internal control system over financial reporting to the extent they believed necessary to support their report.

Report of Independent Registered Public Accounting Firm
The Board of Directors
American Enterprise Life Insurance Company

We have audited the accompanying consolidated balance sheets of American Enterprise Life Insurance Company (a wholly owned subsidiary of American Express Financial Corporation) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of American Enterprise Life Insurance Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Enterprise Life Insurance Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2004 American Enterprise Life Insurance Company adopted the provision of the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts."

/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 18, 2005

                                    AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                            CONSOLIDATED BALANCE SHEETS
                                                   December 31,
                                          (Thousands, except share data)
                                                                                            2004                     2003
                                                                                   ---------------------    --------------------
ASSETS
Investments: (Note 2)
Available-for-Sale:
   Fixed maturities, at fair value (amortized cost: 2004, $6,257,483;
   2003, $6,539,561)                                                               $         6,368,833      $       6,644,721
   Preferred and common stocks, at fair value (cost: 2004, $6,000;
   2003, $6,000)                                                                                 6,246                  6,191
Mortgage loans on real estate, at cost (less reserves: 2004, $6,862;
   2003, $7,362)                                                                               420,899                534,812
Other investments                                                                                2,150                  6,069
                                                                                   ---------------------    --------------------
         Total investments                                                                   6,798,128              7,191,793

Cash and cash equivalents                                                                       47,356                  9,065
Amounts due from brokers                                                                            71                    161
Other accounts receivable                                                                        4,299                  3,572
Accrued investment income                                                                       67,655                 70,591
Deferred policy acquisition costs (Note 3)                                                     299,708                296,722
Deferred sales inducement costs (Note 4)                                                        49,822                 49,244
Other assets                                                                                     3,530                  6,335
Separate account assets                                                                      1,878,620              1,108,160
                                                                                   ---------------------    --------------------

         Total assets                                                              $         9,149,189      $       8,735,643
                                                                                   =====================    ====================



See Notes to Consolidated Financial Statements.

                                    AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                      CONSOLIDATED BALANCE SHEETS (continued)
                                                   December 31,
                                          (Thousands, except share data)

                                                                                            2004                    2003
                                                                                   ---------------------     ------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Future policy benefits:
   Fixed annuities                                                                 $         6,325,427       $      6,645,315
   Variable annuity guarantees (Note 4)                                                          5,505                      -
Policy claims and other policyholders' funds                                                     4,150                  3,100
Amounts due to brokers                                                                           6,962                 75,070
Deferred income taxes, net                                                                      34,984                 11,618
Other liabilities                                                                               41,826                 68,701
Separate account liabilities                                                                 1,878,620              1,108,160
                                                                                   ---------------------     ------------------

         Total liabilities                                                                   8,297,474              7,911,964
                                                                                   ---------------------     ------------------

Commitments and contingencies

Stockholder's equity:
   Capital stock, $150 par value;
    100,000 shares authorized, 20,000 shares issued and outstanding                              3,000                  3,000
   Additional paid-in capital                                                                  591,872                591,872
   Retained earnings                                                                           199,175                177,545
   Accumulated other comprehensive income, net of tax:
     Net unrealized securities gains                                                            62,082                 60,078
     Net unrealized derivative losses                                                           (4,414)                (8,816)
                                                                                   ---------------------     ------------------
         Total accumulated other comprehensive income                                           57,668                 51,262
                                                                                   ---------------------     ------------------
             Total stockholder's equity                                                        851,715                823,679
                                                                                   ---------------------     ------------------

Total liabilities and stockholder's equity                                         $         9,149,189       $      8,735,643
                                                                                   =====================     ==================

See Notes to Consolidated Financial Statements.

                                    AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                         CONSOLIDATED STATEMENTS OF INCOME
                                             Years ended December 31,
                                                   (Thousands)

                                                                      2004                   2003                 2002
                                                              -------------------    ------------------    ------------------
Revenues
   Net investment income                                      $         376,487      $          372,194    $         292,067
   Contractholder charges                                                11,211                   7,528                6,505
   Mortality and expense risk and other fees                             24,801                  13,749               12,452
   Net realized gain on investments                                       5,193                  25,105                    3
                                                              -------------------    ------------------    ------------------

         Total                                                          417,692                 418,576              311,027
                                                              -------------------    ------------------    ------------------

Benefits and expenses
   Death and other benefits for investment contracts                     15,438                   6,342                8,970
   Interest credited on investment contracts                            226,033                 262,399              217,545
   Amortization of deferred policy acquisition costs                     60,836                  38,392               44,228
   Other insurance and operating expenses                                72,185                  54,739               92,461
                                                              -------------------    ------------------    ------------------

         Total                                                          374,492                 361,872              363,204
                                                              -------------------    ------------------    ------------------

Income (loss) before income tax provision (benefit)
    and accounting change                                                43,200                  56,704              (52,177)
Income tax provision (benefit)                                           18,008                  19,075              (18,487)
                                                              -------------------    ------------------    ------------------

Income (loss) before accounting change                                   25,192                  37,629              (33,690)
Cumulative effect of accounting change, net of tax
    benefit (Note 1)                                                     (3,562)                      -                    -
                                                              -------------------    ------------------    ------------------

Net income (loss)                                             $          21,630      $           37,629    $         (33,690)
                                                              ===================    ==================    ==================


See Notes to Consolidated Financial Statements.

                                    AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Years ended December 31,
                                                     (Thousands)

                                                                               2004                 2003                 2002
                                                                        ----------------    -----------------    -----------------
Cash flows from operating activities
Net income (loss)                                                       $       21,630      $        37,629      $       (33,690)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Change in other accounts receivable                                             (727)              (1,988)                 228
  Change in accrued investment income                                            2,936              (14,143)             (11,026)
  Change in deferred policy acquisition costs, net                              (5,027)             (60,608)             (60,120)
  Change in policy claims and other policyholder's funds                         1,050               (5,950)               6,764
  Deferred income tax provision (benefit)                                       21,835               15,420               (3,725)
  Change in other assets and liabilities, net                                  (18,785)             (16,338)              16,173
  Amortization of premium (accretion of discount), net                          26,459               23,699                  167
  Net realized gain on investments                                              (5,193)             (25,105)                  (3)
  Cumulative effect of accounting change, net of tax benefit
     (Note 1)                                                                    3,562                    -                   -
                                                                        ----------------    -----------------    -----------------

Net cash provided by (used in) operating activities                     $       47,740      $       (47,384)     $       (85,232)
                                                                        ----------------    -----------------    -----------------

See Notes to Consolidated Financial Statements.

                                    AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                             Years ended December 31,
                                                   (Thousands)

                                                                         2004                    2003                    2002
                                                                 -------------------    --------------------    --------------------
Cash flows from investing activities
  Available-for-Sale securities:
     Sales                                                       $        341,077       $        3,365,402      $         1,092,923
     Maturities, sinking fund payments and calls                          400,057                  875,785                  500,348
     Purchases                                                           (480,031)              (5,678,854)              (3,409,718)
  Other investments:
     Sales, maturities, sinking fund payments and calls                   126,676                   72,281                   64,988
     Purchases                                                             (9,338)                 (25,287)                  (4,391)
     Change in amounts due to and from brokers, net                       (68,018)                (910,172)                 801,659
                                                                 -------------------    --------------------    --------------------

         Net cash provided by (used in) investing
             activities                                                   310,423               (2,300,845)                (954,191)
                                                                 -------------------    --------------------    --------------------

Cash flows from financing activities
  Activities related to investment contracts:
     Considerations received                                              202,999                1,733,030                2,052,002
     Interest credited to account values                                  226,033                  262,399                  217,545
     Surrenders and other benefits                                       (748,904)                (756,827)                (621,646)
  Capital contribution                                                          -                        -                  250,000
                                                                 -------------------    --------------------    --------------------
         Net cash (used in) provided by financing
             activities                                                  (319,872)               1,238,602                1,897,901
                                                                 -------------------    --------------------    --------------------

  Net increase (decrease) in cash and cash equivalents                     38,291               (1,109,627)                 858,478
  Cash and cash equivalents at beginning of year                            9,065                1,118,692                  260,214
                                                                 -------------------    --------------------    --------------------

  Cash and cash equivalents at end of year                       $         47,356       $            9,065      $         1,118,692
                                                                 ===================    ====================    ====================

  Supplemental disclosures:
     Income taxes (refunded) paid                                $         (6,812)      $            3,266      $            12,761
     Interest on borrowings                                      $            378       $              373      $                 -

See Notes to Consolidated Financial Statements.

                                    AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                    For the three years ended December 31, 2004
                                                    (Thousands)

                                                                              Accumulated
                                                                                 Other
                                                            Additional       Comprehensive                          Total
                                               Capital        Paid-in        Income (Loss),       Retained      Stockholder's
                                                Stock         Capital          Net of Tax         Earnings          Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                   $    3,000   $   341,872      $      (8,649)       $   173,606    $      509,829
Comprehensive income:
    Net loss                                                                                        (33,690)          (33,690)
    Net unrealized holding gains on
       Available-for-Sale securities
       arising during the year, net of
       deferred policy acquisition costs
       of ($23,026) and income tax
       provision of ($51,599)                                                     95,827                               95,827
    Reclassification adjustment for gains
       on Available-for-Sale
       securities included in net loss,
       net of income tax provision of
       ($2,471)                                                                   (4,589)                              (4,589)
    Reclassification adjustment for
       losses on derivatives included in
       net income, net of income tax
       benefit of $4,542                                                           8,436                                8,436
                                                                                                                 -------------
    Total comprehensive income                                                                                         65,984
Capital contribution                                          250,000                                                 250,000
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                   $    3,000   $   591,872      $      91,025        $   139,916    $      825,813
==============================================================================================================================

See Notes to Consolidated Financial Statements.

                                    AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (continued)
                                    For the three years ended December 31, 2004
                                                    (Thousands)

                                                                              Accumulated
                                                                                 Other
                                                            Additional       Comprehensive                          Total
                                               Capital        Paid-in        Income (Loss),       Retained      Stockholder's
                                                Stock         Capital          Net of Tax         Earnings          Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                   $    3,000   $   591,872      $      91,025        $   139,916    $     825,813
Comprehensive income:
    Net income                                                                                       37,629           37,629
    Net unrealized holding losses on
       Available-for-Sale securities
       arising during the year, net of
       deferred policy acquisition costs
       of $10,104 and income tax
       benefit of $14,632                                                        (27,174)                            (27,174)
    Reclassification adjustment for
       gains on Available-for-Sale
       securities included in net
       income, net of income tax
       provision of ($9,157)                                                     (17,006)                            (17,006)
    Reclassification adjustment for
       losses on derivatives included
       in net income, net of income
       tax benefit of $2,378                                                       4,417                               4,417
                                                                                                                -------------
    Total comprehensive loss                                                                                          (2,134)
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                   $    3,000   $   591,872      $      51,262        $   177,545    $     823,679
=============================================================================================================================

See Notes to Consolidated Financial Statements.

                                    AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (continued)
                                    For the three years ended December 31, 2004
                                                    (Thousands)

                                                                            Accumulated
                                                                               Other
                                                          Additional       Comprehensive                          Total
                                            Capital        Paid-in        Income (Loss),        Retained      Stockholder's
                                             Stock         Capital          Net of Tax          Earnings          Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                   $    3,000   $   591,872      $      51,262        $   177,545    $     823,679
Comprehensive income:
    Net income                                                                                       21,630           21,630
    Net unrealized holding losses on
       Available-for-Sale securities
       arising during the year, net of
       deferred policy acquisition
       costs of ($838), deferred sales
       inducement costs of ($2,325)
       and income tax provision of
       ($2,998)                                                                    5,569                               5,569
    Reclassification adjustment for
       gains on Available-for-Sale
       securities included in net
       income, net of income tax
       provision of ($1,920)                                                      (3,565)                             (3,565)
    Reclassification adjustment for
       losses on derivatives included
       in net income, net of income
       tax benefit of $2,370                                                       4,402                               4,402
                                                                                                                -------------
    Total comprehensive income                                                                                        28,036
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                   $    3,000   $   591,872      $      57,668        $   199,175    $     851,715
=============================================================================================================================


See Notes to Consolidated Financial Statements.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies

     Nature of business

     American Enterprise Life Insurance Company is a stock life insurance company organized under the laws of the State of Indiana. American Enterprise Life Insurance Company is a wholly owned subsidiary of IDS Life Insurance Company (IDS Life), a Minnesota Corporation. IDS Life is a wholly owned subsidiary of American Express Financial Corporation (AEFC). AEFC is a wholly-owned subsidiary of American Express Company. American Enterprise Life Insurance Company provides financial institution clients American Express branded financial products and wholesaling services to support its retail insurance and annuity operations. American Enterprise Life underwrites fixed and variable annuity contracts primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York and New Hampshire. Effective in December 2004, American Enterprise Life Insurance Company received a Certificate of Authority to transact business in the State of New Hampshire. American Enterprise Life Insurance Company also owns American Enterprise REO 1, LLC which holds real estate investments. American Enterprise Life Insurance Company and its subsidiary are referred to collectively as "American Enterprise Life" in these Consolidated Financial Statements and notes thereto.

     American Enterprise Life's principal products are deferred annuities which are issued primarily to individuals. It offers single premium and flexible premium deferred annuities on both a fixed and variable dollar basis. American Enterprise Life's fixed deferred annuities guarantee a relatively low annual interest rate during the accumulation period (the time before annuity payments begin). However, American Enterprise Life has the option of paying a higher rate set at its discretion. In addition, persons owning one type of annuity may have their interest calculated based on any increase in a broad-based stock market index.

     Under American Enterprise Life's fixed and variable annuity products described above, the purchaser may choose among investment options that include American Enterprise Life's "general account" as well as from a variety of portfolios including common stocks, bonds, managed assets and/or short-term securities.

     Basis of presentation

     The accompanying Consolidated Financial Statements include the accounts of American Enterprise Life and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) which vary in certain respects from reporting practices prescribed or permitted by the Indiana Department of Insurance as included in Note 6. Certain prior year amounts have been reclassified to conform to the current year's presentation.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Principles of Consolidation

     American Enterprise Life consolidates all entities, in which it holds a greater than 50 percent voting interest. Entities in which American Enterprise Life holds a greater than 20 percent but less than 50 percent voting interest are accounted for under the equity method. All other investments are accounted for under the cost method unless American Enterprise Life determines that it exercises significant influence over the entity by means other than voting rights, in which case, these entities are either accounted for under the equity method or are consolidated, as appropriate.

     Qualifying Special Purpose Entities (QSPEs) under Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are not consolidated. Such QSPEs include a securitization trust containing American Enterprise Life's collateralized debt obligations (CDOs) described in Note 2.

     Revenues

     Net investment income

     Net investment income predominantly consists of interest income earned on fixed maturity securities classified as Available-for-Sale, mortgage loans on real estate and other investments. Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale, excluding structured securities, and mortgage loans on real estate so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. Interest income on structured securities is recognized according to Emerging Issues Task Force (EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets."

     Contractholder charges

     Contractholder charges include administrative charges and surrender charges on annuities and are recognized as revenue when collected.

     Mortality and expense risk and other fees

     Mortality and expense risk and other fees include risk fees and administration fees, which are generated directly and indirectly from American Enterprise Life's separate account assets. American Enterprise Life's mortality and expense risk and other fees are generally computed as a contractual rate generally based on the underlying asset values and are generally received monthly.

     Net realized gain (loss) on investments

     Realized gains and losses are recognized using the specific identification method, on a trade date basis, and charges are recorded when securities are determined to be other-than-temporarily impaired.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheet

     Investments

     Available for sale fixed maturity and equity securities

     Available-for-Sale investment securities are carried at fair value on the balance sheet with unrealized gains (losses) recorded in other accumulated comprehensive income (loss) within equity, net of income tax provisions (benefits) and net of adjustments in asset balances, such as deferred policy acquisition costs (DAC), to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized immediately. Gains and losses are recognized in results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include significant issuer downgrade, default or bankruptcy. American Enterprise Life also considers the extent to which cost exceeds fair value, the duration and size of that gap, and management's judgment about the issuer's current and prospective financial condition. Other than temporary impairment charges are recorded in net realized gains (losses) on investments within the Consolidated Statements of Income. Fair value is generally based on quoted market prices. However, American Enterprise Life's investment portfolio also contains structured investments of various asset quality, including collateralized debt obligations (CDOs) (backed by high-yield bonds), which are not readily marketable. As a result, the carrying values of these structured investments are based on future cash flow projections that require a significant degree of management judgment as to the amount and timing of cash payments, defaults and recovery rates of the underlying investments and, as such, are subject to change.

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

     Other investments

     Other investments principally include real estate, which is carried at amortized costs, which approximates estimated fair values.

     Cash and cash equivalents

     American Enterprise Life has defined cash equivalents to include other highly liquid investments with original maturities of 90 days or less.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Deferred policy acquisition costs

     Deferred policy acquisition costs (DAC) represent the costs of acquiring new annuity business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity products. These costs are deferred to the extent they are recoverable from future profits. DAC for certain annuities are amortized as a percentage of estimated gross profits or as a portion of product interest margins depending on the products characteristics.

     For American Enterprise Life's annuity products, the DAC balances at any reporting date are supported by projections that show management expects there to be adequate estimated gross profits or interest margins after that date to amortize the remaining DAC balances. These projections are inherently uncertain because they require management to make assumptions about financial markets, anticipated mortality and morbidity levels, and policyholder behavior over periods extending well into the future. Projection periods used for American Enterprise Life's annuity business are typically 10 to 25 years. Management regularly monitors financial market conditions and actual policyholder behavior experience and compares them to its assumptions. For annuity products, the assumptions made in projecting future results and calculating the DAC balance and DAC amortization expense are management's best estimates. Management is required to update these assumptions whenever it appears that, based on actual experience or other evidence, earlier estimates should be revised. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in DAC balance and an increase in DAC amortization expense while a decrease in amortization percentage will result in an increase in DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made.

     Deferred sales inducement costs

     Sales inducement costs consist of bonus interest credits and deposit credits added to certain annuity contract values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. These costs were previously included in DAC and were reclassified as part of the adoption of the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC.

     Separate account assets and liabilities

     Separate account assets and liabilities are funds held for exclusive benefit of variable annuity contractholders. American Enterprise Life receives fund administrative fees, mortality and expense risk fees, and minimum death benefit guarantee fees from the related accounts. American Enterprise Life's major source of revenue from variable annuities it sells are mortality and expense risk and other fees. In the fourth quarter of 2003, AEFC replaced IDS Life Insurance Company as the investment manager and assumed these duties for the mutual funds and retained IDS Life and its non-New York subsidiaries to provide underlying administrative services. Concurrent with the investment manager change, American Enterprise Life entered into an agreement with AEFC to receive fees for the services, other than investment management, that American Enterprise Life continues to provide the underlying proprietary mutual funds. American Enterprise Life's administrative service fees will vary with the market values of these proprietary mutual funds.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     American Enterprise Life provides contractual mortality assurances to variable annuity contractholders that the net assets of separate accounts will not be affected by future variations in the actual life expectancy experience of the annuitants and beneficiaries from the mortality assumptions implicit in the annuity contracts. American Enterprise Life makes periodic fund transfers to, or withdrawals from, the separate account assets for such actuarial adjustments for variable annuities that are in the benefit payment period. American Enterprise Life also guarantees that the rates at which administrative charges are deducted from contract funds will not exceed contractual maximums.

     Derivative financial instruments and hedging activities

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, (SFAS 133) establishes accounting and reporting requirements for derivative financial instruments, including hedging activities. SFAS 133 requires that all derivatives are recognized on balance sheet at fair value as either assets or liabilities in American Enterprise Life's Consolidated Balance Sheets. The fair value of American Enterprise Life's derivative financial instruments are determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. American Enterprise Life reports its derivative assets and liabilities in other assets and other liabilities, respectively. The accounting for the change in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any. American Enterprise Life may, from time to time, have economic hedges that either do not qualify or are not designated for hedge accounting treatment under SFAS 133.

     Liabilities for future policy benefits

     Fixed annuities and variable annuity guarantees

     Liabilities for fixed and variable deferred annuities are equal to accumulation values which are the cumulative gross deposits, credited interest and fund performance less withdrawals and mortality and expense risk charges.

     The majority of the variable annuity contracts offered by American Enterprise Life contain guaranteed minimum death benefit (GMDB) provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. American Enterprise Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings; these are referred to as gain gross-up (GGU) benefits. In addition, American Enterprise Life offers contracts containing guaranteed minimum income benefit (GMIB) and guaranteed minimum withdrawal benefit (GMWB) provisions.

     Effective January 1, 2004, liabilities for these variable annuity death and GMIB benefits have been established under the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). Actuarial models to simulate various equity market scenarios are used to project these benefits and contract assessments and include making significant assumptions related to customer asset value growth rates, mortality, persistency and investment margins. These assumptions, as well as their periodic review by management, are consistent with those used for DAC purposes. Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed. See "Application of Recent Accounting Standards" section below for further discussion regarding the impact of the adoption of SOP 03-1.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 9.5% at December 31, 2004, depending on year of issue, with an average rate of approximately 6.1% at December 31, 2004.

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

     Application of recent accounting standards

     In June 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS No. 97-1, "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (SFAS No. 97), Permit or Require Accrual of an Unearned Revenue Liability" (FSP 97-1). The implementation of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1), raised a question regarding the interpretation of the requirements of SFAS No. 97 concerning when it is appropriate to record an unearned revenue liability. FSP 97-1 clarifies that SFAS No. 97 is clear in its intent and language, and requires the recognition of an unearned revenue liability for amounts that have been assessed to compensate insurers for services to be performed over future periods. SOP 03-1 describes one situation, when assessments result in profits followed by losses, where an unearned revenue liability is required. SOP 03-1 does not amend SFAS No. 97 or limit the recognition of an unearned revenue liability to the situation described in SOP 03-1. The guidance in FSP 97-1 is effective for financial statements for fiscal periods beginning after June 18, 2004. The adoption of FSP 97-1 did not have a material impact on American Enterprise Life's consolidated financial condition or results of operations. See Note 4 and below for further discussion of SOP 03-1.

     In July 2003, the American Institute of Certified Public Accountants issued SOP 03-1 effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance on separate account presentation and accounting for interests in separate accounts. Additionally, SOP 03-1 provides clarifying guidance as to the recognition of bonus interest and other sales inducement benefits and the presentation of any deferred amounts in the financial statements. Lastly, SOP 03-1 requires insurance enterprises to establish additional liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. Where an additional liability is established, the recognition of this liability will then be considered in amortizing deferred policy acquisition costs (DAC) and any deferred sales inducement costs associated with those insurance or annuity contracts.

     The adoption of SOP 03-1 as of January 1, 2004, resulted in a cumulative effect of accounting change that reduced first quarter of 2004 results by $3.6 million ($5.5 million pretax). The cumulative effect of accounting change related to establishing additional liabilities for certain variable annuity guaranteed benefits ($3.4 million) and from considering these liabilities in valuing. Prior to the

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     adoption of SOP 03-1, amounts paid in excess of contract value were expensed when payable. Amounts expensed in 2004 which include the establishment of these additional liabilities were $7.6 million (of which $3.4 million was part of the adoption change discussed above) as compared to amounts expensed in 2003 and 2002 of $2.9 million and $6.4 million, respectively. American Enterprise Life's accounting for separate accounts was already consistent with the provisions of SOP 03-1 and, therefore, there was no impact related to this requirement.

     The AICPA released a series of technical practice aids (TPAs) in September 2004 which provide additional guidance related to, among other things, the definition of an insurance benefit feature and the definition of policy assessments in determining benefit liabilities, as described within SOP 03-1. The TPAs did not have a material effect on American Enterprise Life's calculation of liabilities that were recorded in the first quarter of 2004 upon adoption of SOP 03-1.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The adoption of this Statement did not have a material impact on the IDS Life's financial statements.

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

     In November 2003, the FASB ratified a consensus on the disclosure provisions of Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). American Enterprise Life complied with the disclosure provisions of this rule in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments are other-than-temporary impaired. However, with the issuance of FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF 03-1," on September 30, 2004, the provisions of the consensus relating to the measurement and recognition of other-than temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. American Enterprise Life will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Investments

     Available for Sale Investments

     Investments classified as Available-for-Sale at December 31, 2004 are distributed by type as presented below:

                                                                           December 31, 2004
     -----------------------------------------------------------------------------------------------------------------
     (Thousands)                                      Cost             Gross              Gross
                                                                     Unrealized         Unrealized            Fair
                                                                       Gains              Losses             Value
     -----------------------------------------------------------------------------------------------------------------
     Fixed maturities:
     Mortgage and other asset-backed
       securities                              $    2,719,323   $         31,234   $         (11,301) $    2,739,256
     Corporate debt securities                      2,715,114             88,129              (9,854)      2,793,389
     Foreign corporate bonds and
        obligations                                   638,653             22,603              (3,419)        657,837
     U.S. Government and agencies
       obligations                                    102,245                310                 (71)        102,484
     Structured investments(a)                         47,968                  -              (6,194)         41,774
     State and municipal obligations                   30,239                302                (878)         29,663
     Foreign government bonds and
       obligations                                      3,941                489                   -           4,430
     -----------------------------------------------------------------------------------------------------------------
     Total fixed maturities                         6,257,483            143,067             (31,717)      6,368,833
     Preferred and common stocks                        6,000                246                   -           6,246
     -----------------------------------------------------------------------------------------------------------------
     Total                                     $    6,263,483   $        143,313   $         (31,717) $    6,375,079
     -----------------------------------------------------------------------------------------------------------------

     (a) Includes unconsolidated CDOs.

     Investments classified as Available-for-Sale at December 31, 2003 are distributed by type as presented below: December 31, 2003

     -----------------------------------------------------------------------------------------------------------------
     (Thousands)                                      Cost             Gross              Gross
                                                                     Unrealized         Unrealized            Fair
                                                                       Gains              Losses             Value
     -----------------------------------------------------------------------------------------------------------------
     Fixed maturities:
     Mortgage and other asset-backed
       securities                              $    3,066,446   $         37,207   $         (22,106) $    3,081,547
     Corporate debt securities                      2,731,449             98,784             (18,067)      2,812,166
     Foreign corporate bonds and
       obligations                                    570,645             23,247              (6,055)        587,837
     U.S. Government and agencies
       obligations                                     87,614                741                 (19)         88,336
     Structured investments(a)                         49,232                  -              (8,106)         41,126
     State and municipal obligations                   30,238                322              (1,062)         29,498
     Foreign government bonds and
       obligations                                      3,937                274                    -          4,211
     -----------------------------------------------------------------------------------------------------------------
     Total fixed maturities                         6,539,561            160,575             (55,415)      6,644,721
     Preferred and common stocks                        6,000                191                    -          6,191
     -----------------------------------------------------------------------------------------------------------------
     Total                                     $    6,545,561   $        160,766   $         (55,415) $    6,650,912
     -----------------------------------------------------------------------------------------------------------------

     (a) Includes unconsolidated CDOs.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table provides information about Available-for-Sale investments with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004:

     ----------------------------- -------------------------------- ---------------------------- --------------------------------
     (Thousands)                         Less than 12 months             12 months or more                    Total
     ----------------------------- -------------------------------- ---------------------------- --------------------------------
     Description of securities:         Fair          Unrealized        Fair        Unrealized        Fair         Unrealized
                                        Value           Losses          Value         Losses         Value           Losses
     ----------------------------- ---------------- --------------- -------------- ------------- --------------- ----------------
     Mortgage and other
         asset-backed securities    $      963,075  $      (5,848)   $    151,475  $    (5,453)  $    1,114,550  $      (11,301)
     Corporate debt securities             489,190         (3,892)        214,895       (5,962)         704,085          (9,854)
     Foreign corporate bonds and
         obligations                       120,722         (1,157)        103,192       (2,262)         223,914          (3,419)
     U.S. Government and
         agencies obligations               71,002            (56)            533          (15)          71,535             (71)
     Structured investments                      -               -         41,774       (6,194)          41,774          (6,194)
     State and municipal
         obligations
                                                 -               -         22,126         (878)          22,126            (878)
     ----------------------------- ---------------- --------------- -------------- ------------- --------------- ----------------
         Total                      $    1,643,989  $     (10,953)   $    533,995  $   (20,764)  $    2,177,984   $     (31,717)
     ----------------------------- ---------------- --------------- -------------- ------------- --------------- ----------------

     In evaluating potential other-than-temporary impairments, American Enterprise Life considers the extent to which amortized costs exceeds fair value and the duration and size of that difference. A key metric in performing this evaluation is the ratio of fair value to amortized cost. The following table summarizes the unrealized losses by ratio of fair value to cost as of December 31, 2004:

     (Millions,
     except number
     of securities)          Less than 12 months                   12 months or more                         Total
     ------------------------------------------------------------------------------------------------------------------------------
     Ratio of Fair                                  Gross                              Gross                                 Gross
     Value to         Number of                Unrealized   Number of              Unrealized   Number of                Unrealized
     Amortized Cost   Securities   Fair Value      Losses  Securities  Fair Value     Losses   Securities   Fair Value       Losses
     ------------------------------------------------------------------------------------------------------------------------------
       95% - 100%            176   $   1,644   $      (11)         58  $     473   $     (14)         234   $    2,117   $     (25)
       90% - 95%               -           -            -           1         19          (1)           1           19          (1)
       80% - 90%               -           -            -           2         42          (6)           2           42          (6)
       Less than 80%           -           -            -           -          -           -            -            -           -
     ------------------------------------------------------------------------------------------------------------------------------
       Total                 176   $   1,644   $      (11)         61  $     534   $     (21)         237   $    2,178   $     (32)
     ------------------------------------------------------------------------------------------------------------------------------

     Substantially all of the gross unrealized losses on the securities are attributable to changes in interest rates. Credit spreads and specific credit events associated with individual issuers can also cause unrealized losses although these impacts are not significant as of December 31, 2004. As noted in the table above, a significant portion of the unrealized loss relates to securities that have a fair value to cost ratio of 95% or above resulting in an overall 99% ratio of fair value to cost for all securities with an unrealized loss. The holding with the largest unrealized loss relates to the retained interest in a CDO securitization trust which accounts for all of the unrealized losses for securities with an unrealized loss for twelve months or more and a fair value to cost ratio in the 80-90% category. With regard to this security, American Enterprise Life estimates future cash flows through maturity (2014) on a quarterly basis using judgment as to the amount and timing of cash payments and defaults and recovery rates of the underlying investments. These cash flows support full recovery of American Enterprise Life's carrying value related to the retained interest in the CDO securitization trust as of December 31, 2004. All of the unrealized losses for securities with an unrealized loss for twelve months or more and a fair value to cost ratio in the 80-90% category primarily relates to a foreign government bond obligation for which American Enterprise Life expects that all contractual principal and interest will be received. The unrealized losses in the other categories are not concentrated in any individual industries or with any individual securities.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     American Enterprise Life monitors the investments and metrics discussed above on a quarterly basis to identify and evaluate investments that have indications of possible other-than-temporary impairment. See the Investments section of Note 1 for information regarding American Enterprise Life's policy for determining when an investment's decline in value is other-than-temporary. Additionally, American Enterprise Life has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none are other-than-temporarily impaired at December 31, 2004.

     The change in net unrealized securities gains (losses) recognized in accumulated other comprehensive income includes three components: (i) unrealized gains (losses) that arose from changes in market value of securities that were held during the period (holding gains (losses)), (ii) gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales and other-than-temporary impairments of Available-for-Sale securities (reclassification for realized (gains) losses) and (iii) other items primarily consisting of adjustments in asset balances, such as deferred policy acquisition costs (DAC), to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized immediately.

     The following is a distribution of investments classified as Available-for-Sale by maturity at December 31, 2004:

                                                       Amortized         Fair
     (Thousands)                                          Cost          Value
     ---------------------------------------------------------------------------
     Due within 1 year                               $   161,971   $   165,007
     Due after 1 through 5 years                         866,473       893,440
     Due after 5 through 10 years                      2,289,375     2,356,475
     Due after 10 years                                  172,373       172,881
     ---------------------------------------------------------------------------
                                                       3,490,192     3,587,803
     Mortgage and other asset-backed securities        2,719,323     2,739,256
     Structured investments                               47,968        41,774
     Preferred and common stocks                           6,000         6,246
     ---------------------------------------------------------------------------
     Total                                           $ 6,263,483   $ 6,375,079
     ---------------------------------------------------------------------------

     The expected payments on mortgage and other asset-backed securities and structured investments may not coincide with their contractual maturities. As such, these securities, as well as preferred and common stocks, were not included in the maturities distribution.

     At December 31, 2004 and 2003, fixed maturity securities comprised approximately 94 and 92 percent of American Enterprise Life's total investments. These securities are rated by Moody's and Standard & Poor's (S&P), except for approximately $139.3 million and $132.6 million of securities at December 31, 2004 and 2003, which are rated by American Enterprise Life's internal analysts using criteria similar to Moody's and S&P. Ratings on investment grade securities (excluding net unrealized appreciation and depreciation) are presented using S&P's convention and, if the two agencies' ratings differ, the lower rating is used. A summary, by rating on December 31, is as follows:

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Rating                                                   2004      2003
     -------------------------------------------------------------------------
     AAA                                                       47%       50%
     AA                                                         2         2
     A                                                         19        18
     BBB                                                       24        23
     Below investment grade                                     8         7
     -------------------------------------------------------------------------
         Total                                                100%      100%
     -------------------------------------------------------------------------

     At December 31, 2004 and 2003, approximately 63 percent and 92 percent of the securities rated AAA are GNMA, FNMA and FHLMC mortgage-backed securities. No holdings of any other issuer were greater than ten percent of stockholder's equity.

     The table below includes sales, maturities, and purchases of investments classified as Available-for-Sale for the years ended December 31:

     (Thousands)                                    2004                   2003                   2002
     ------------------------------------------------------------------------------------------------------
     Sales                                 $        341,077      $      3,365,402      $      1,092,923
     Maturities, sinking fund payments
         and calls                         $        400,057      $        875,785      $        500,348
     Purchases                             $        480,031      $      5,678,854      $      3,409,718
     ------------------------------------------------------------------------------------------------------

     Included in net realized gains and losses are gross realized gains and losses on sales of securities, as well as other-than-temporary losses on investments, classified as Available-for-Sale as noted in the following table for years ended December 31:

     (Thousands)                                    2004                  2003                  2002
     ------------------------------------------------------------------------------------------------------
     Gross realized gains from sales       $          9,464      $         65,739      $         38,205
     Gross realized losses from
         sales                             $         (3,980)     $        (30,254)     $        (17,579)
     Other-than-temporary
         impairments                       $              -      $         (9,323)     $        (14,558)
     ------------------------------------------------------------------------------------------------------

     As of December 31, 2004, American Enterprise Life's structured investments, which are classified as Available-for-Sale, include interests in CDOs. CDOs are investments backed by high-yield bonds or loans and are not readily marketable. American Enterprise Life invested in CDOs as part of its overall investment strategy in order to offer competitive rates to insurance and annuity contractholders.

     During 2001 American Enterprise Life placed a majority of its rated CDO securities and related accrued interest (collectively referred to as transferred assets), having an aggregate book value of $53.6 million, into a securitization trust. In return, American Enterprise Life received $7.1 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests with allocated book amounts aggregating $46.5 million. As of December 31, 2004, the retained interests had a carrying value of $41.8 million, of which $31.0 million is considered investment grade and are accounted for in accordance with EITF Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." One of the results of this transaction is that increases and decreases in future cash flows of the individual CDOs are combined into one overall cash flow for purposes of determining the carrying value of the retained interests and related impact on results of operations.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At December 31, 2004 and 2003, bonds carried at $4.2 million and $3.5 million, respectively, were on deposit with various states as required by law.

     Mortgage loans on real estate loans

     Mortgage loans are first mortgages on real estate. American Enterprise Life holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. Mortgage loan fundings are restricted by state insurance regulatory authorities to 80 percent or less of the market value of the real estate at the time of origination of the loan. Commitments to fund mortgages are made in the ordinary course of business. The estimated fair value of the mortgage commitments as of December 31, 2004 and 2003 was not material.

     The following is a summary of mortgage loans on real estate loans at December 31:

     (Thousands)                                                      2004              2003
     -----------------------------------------------------------------------------------------------
     Mortgage loans on real estate                              $      427,761     $      542,174
     Mortgage loans on real estate reserves                             (6,862)            (7,362)
     -----------------------------------------------------------------------------------------------
     Net mortgage loans                                         $      420,899     $      534,812
     -----------------------------------------------------------------------------------------------

     At December 31, 2004 and 2003, American Enterprise Life's recorded investment in impaired mortgage loans on real estate was nil and $2.8 million, with a reserve of nil and $1.0 million, respectively. During 2004 and 2003, the average recorded investment in impaired mortgage loans on real estate was $1.5 million and $6.6 million, respectively. American Enterprise Life recognized $0.1 million, $0.2 million and $0.3 million of interest income related to impaired mortgage loans on real estate for the years ended December 31, 2004, 2003 and 2002, respectively.

     The balances of and changes in the total reserve for mortgage loan losses as of and for the years ended December 31, are as follows:

     (Thousands)                                           2004                    2003                    2002
     -----------------------------------------------------------------------------------------------------------------
     Balance, January 1                           $            7,362      $           10,812      $            5,067
     Provision for mortgage loan losses                          661                     281                   6,079
     Foreclosures, write-offs and other                       (1,161)                 (3,731)                   (334)
     -----------------------------------------------------------------------------------------------------------------
     Balance, December 31                         $            6,862      $            7,362      $           10,812
     -----------------------------------------------------------------------------------------------------------------

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Concentration of credit risk of mortgage loans on real estate by region at December 31 were:

                                                   December 31, 2004                              December 31, 2003
     -------------------------------- -------------------------------------------- ----------------------------------------------
     (Thousands)                           On Balance                Funding               On Balance               Funding
      Region                                  Sheet                Commitments               Sheet                Commitments
     -------------------------------- -------------------------------------------- ----------------------------------------------
     East North Central               $           81,737     $                -       $          99,371     $            1,000
     West North Central                           74,452                      -                  88,961                      -
     South Atlantic                               96,011                    240                 118,183                      -
     Middle Atlantic                              51,082                      -                  75,056                      -
     New England                                  16,483                      -                  25,229                      -
     Pacific                                      20,073                      -                  24,607                      -
     West South Central                           24,585                      -                  25,724                      -
     East South Central                           10,112                      -                  10,696                      -
     Mountain                                     53,226                      -                  74,347                      -
     -------------------------------- -------------------------------------------- ----------------------------------------------
                                                 427,761                    240                 542,174                  1,000
     Less reserves for losses                     (6,862)                     -                  (7,362)                     -
     -------------------------------- -------------------------------------------- ----------------------------------------------
        Total                         $          420,899     $              240       $         534,812      $           1,000
     -------------------------------- -------------------------------------------- ----------------------------------------------

     Concentration of credit risk of mortgage loans on real estate by property type at December 31 were:

                                                   December 31, 2004                              December 31, 2003
     -------------------------------- -------------------------------------------- ----------------------------------------------
     (Thousands)                           On Balance                Funding               On Balance               Funding
      Property type                           Sheet                Commitments                Sheet               Commitments
     -------------------------------- -------------------------------------------- ----------------------------------------------
     Department/retail stores         $           94,284     $                -       $         139,417      $               -
     Apartments                                   89,977                      -                 113,746                      -
     Office buildings                            154,259                    240                 169,904                  1,000
     Industrial buildings                         48,087                      -                  60,275                      -
     Hotels/motels                                25,802                      -                  33,091                      -
     Medical buildings                            10,890                      -                  18,694                      -
     Nursing/retirement homes                          -                      -                   2,413                      -
     Mixed use                                     4,462                      -                   4,634                      -
     -------------------------------- ------------------------------------------- -----------------------------------------------
                                                 427,761                    240                 542,174                  1,000
     Less reserves for losses                     (6,862)                     -                  (7,362)                     -
     -------------------------------- ------------------------------------------- -----------------------------------------------
        Total                         $          420,899     $              240       $         534,812      $           1,000
     -------------------------------- ------------------------------------------- -----------------------------------------------

     Sources of investment income and realized gains (losses) on investments

     Net investment income for the years ended December 31 is summarized as follows:

     (Thousands)                                                   2004                 2003               2002
     -----------------------------------------------------------------------------------------------------------------
     Income on fixed maturities                            $        328,164   $          321,420   $         239,084
     Income on mortgage loans on real estate                         36,329               42,482              47,697
     Other investments                                               12,236               11,600               8,874
     -----------------------------------------------------------------------------------------------------------------
                                                                    376,729              375,502             295,655
     Less investment expenses                                           242                3,308               3,588
     -----------------------------------------------------------------------------------------------------------------
        Total                                              $        376,487   $          372,194   $         292,067
     -----------------------------------------------------------------------------------------------------------------

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Net realized gains (losses) on investments for the years ended December 31 is summarized as follows:

     (Thousands)                                                   2004                 2003               2002
     -----------------------------------------------------------------------------------------------------------------
     Fixed maturities                                      $          5,484   $          26,162    $         6,068
     Mortgage loans on real estate                                     (288)             (1,082)            (6,076)
     Other investments                                                   (3)                 25                 11
     -----------------------------------------------------------------------------------------------------------------
        Total                                              $          5,193   $          25,105    $             3
     -----------------------------------------------------------------------------------------------------------------

3.   Deferred policy acquisition costs

     The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, were:

     (Thousands)                                                     2004                2003               2002
     -----------------------------------------------------------------------------------------------------------------
     Balance, January 1,                                   $        296,722   $         226,010    $       188,915
     SOP 03-1 adoption impact                                         1,204                   -                  -
     Capitalization of expenses                                      76,378              99,000            104,349
     Amortization                                                   (60,836)            (38,392)           (44,228)
     Change in unrealized investment (losses) gains                 (13,760)             10,104            (23,026)
     -----------------------------------------------------------------------------------------------------------------
     Balance, December 31,                                 $        299,708   $         296,722    $       226,010
     -----------------------------------------------------------------------------------------------------------------

4.   Variable annuity guarantees and sales inducement costs

     The majority of the variable annuity contracts offered by American Enterprise Life contain guaranteed minimum death benefit (GMDB) provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. American Enterprise Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings; these are referred to as gain gross-up (GGU) benefits. In addition, American Enterprise Life offers contracts containing guaranteed minimum income benefit (GMIB) provisions. If elected by the contract owner and after a stipulated waiting period from contract issuance, a GMIB guarantees a minimum lifetime annuity based on a specified rate of contract accumulation value growth and predetermined annuity purchase rates. American Enterprise Life has established additional liabilities for these variable annuity death and GMIB benefits under SOP 03-1. American Enterprise Life has not established additional liabilities for other insurance or annuitization guarantees for which the risk is currently immaterial.

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

     In determining the additional liabilities for variable annuity death benefits and GMIB, American Enterprise Life projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     DAC, management will review, and where appropriate, adjust its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management will review and update these assumptions annually in the third quarter of each year.

     The following provides summary information related to variable annuity contracts for which American Enterprise Life has established additional liabilities for death benefits and guaranteed minimum income benefits as of December 31:

     --------------------------------------------------------------------- ------------------- --------------------
     Variable Annuity GMDB and GMIB by Benefit Type                                 2004                 2003
     --------------------------------------------------------------------- ------------------- --------------------
     (Dollar amounts in millions)
     --------------------------------------------------------------------- ------------------- --------------------
     Contracts with GMDB       Total Contract Value                        $     1,205.8       $      1,066.7
     Providing for Return of   Contract Value in Separate Accounts         $       334.0       $        142.0
     Premium                   Net Amount at Risk*                         $         4.4       $          7.4
                               Weighted Average Attained Age                          64                   66
     ------------------------- ------------------------------------------- --- --------------- ---- ---------------
     Contracts with            Total Contract Value                        $     1,941.9       $      1,467.7
     GMDB Providing for        Contract Value in Separate Accounts         $     1,287.2       $        791.3
     One Year Ratchet          Net Amount at Risk*                         $        52.4       $         79.1
                               Weighted Average Attained Age                          64                   62
     ------------------------- ------------------------------------------- --- --------------- ---- ---------------
     Contracts with Other      Total Contract Value                        $       305.5       $        244.6
     GMDB                      Contract Value in Separate Accounts         $       236.3       $        169.2
                               Net Amount at Risk*                         $        11.7       $         20.3
                               Weighted Average Attained Age                          64                   62
     ------------------------- ------------------------------------------- ------------------- --------------------
     Contracts with GGU        Total Contract Value                        $       103.3       $         77.1
     Death Benefit             Contract Value in Separate Accounts         $        66.0       $         38.7
                               Net Amount at Risk*                         $         3.8       $          1.1
                               Weighted Average Attained Age                          64                   63
     ------------------------- ------------------------------------------- --- --------------- ---- ---------------
     Contracts with GMIB       Total Contract Value                        $       579.5       $        349.9
                               Contract Value in Separate Accounts         $       497.6       $        263.0
                               Net Amount at Risk*                         $        11.9       $         23.0
                               Weighted Average Attained Age                          59                   59
     ------------------------- ------------------------------------------- ------------------- --------------------

     * Represents current death benefit less total contract value for GMDB, amount of gross up for GGU and accumulated guaranteed minimum benefit base less total contract value for GMIB and assumes the actuarially remote scenario that all claims become payable on the same day.

     ------------------------- ------------------------------------------- ------------------- --------------------
     Additional Liabilities and Incurred Benefits                             GMDB & GGU             GMIB
     ------------------------- ------------------------------------------- ------------------- --------------------
     For the year ended        Liability balance at January 1              $         1.2       $          2.2
     December 31, 2004         Reported claims                             $         2.1       $            -
                               Liability balance at December 31            $         2.5       $          3.0
                               Incurred claims (reported + change in       $         3.4       $          0.8
                               liability)
     ------------------------- ------------------------------------------- ------------------- --------------------

     The additional liabilities for guaranteed benefits established under SOP 03-1 are supported by general account assets. Changes in these liabilities are included in death and other benefits in the Consolidated Statements of Income.

     Contract values in separate accounts were invested in various equity, bond and other funds as directed by the contractholder. No gains or losses were recognized on assets transferred to separate accounts for the periods presented.

     Sales inducement costs consist of bonus interest credits and deposit credits added to certain annuity contract values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. These costs were previously included in DAC and were reclassified as part of the adoption of SOP 03-1. The amounts capitalized

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     are amortized using the same methodology and assumptions used to amortize DAC. American Enterprise Life capitalized $13.5 million and $21.9 million for the years ended December 31, 2004 and 2003, respectively. American Enterprise Life amortized $9.7 million and $7.2 million for the years ended December 31, 2004 and 2003, respectively.

5.   Income taxes

     American Enterprise Life qualifies as a life insurance company for federal income tax purposes. As such, American Enterprise Life is subject to the Internal Revenue Code provisions applicable to life insurance companies.

     The components of income tax provision (benefit) included in the Consolidated Statements of Income for the years ended December 31 were as follows:

    (Thousands)                                                       2004              2003             2002
    ---------------------------------------------------------------------------------------------------------------
    Federal income taxes
       Current                                                 $       (2,895)  $         3,371   $      (15,096)
       Deferred                                                        21,835            15,420           (3,725)
    ---------------------------------------------------------------------------------------------------------------
                                                                       18,940            18,791          (18,821)
    State income taxes-current                                           (932)              284              334
    ---------------------------------------------------------------------------------------------------------------
    Income tax provision (benefit) before
      accounting change                                        $       18,008   $        19,075   $      (18,487)
    ---------------------------------------------------------------------------------------------------------------

     A reconciliation of the expected federal income tax provision using the U.S. federal statutory rate of 35% to American Enterprise Life's actual income tax provision for the years ended December 31 were as follows:

    (Thousands)                                   2004                    2003                   2002
    ---------------------------------------------------------------------------------------------------------------
    Combined tax at U.S. statutory rate     $    15,120       35.0%  $    19,846    35.0%  $   (18,262)    (35.0)%
    Changes in taxes resulting from:
         Tax-preferred investments,
           including municipal bonds               (732)      (1.9)         (485)   (0.8)          (62)     (0.1)
         Tax-exempt element of dividend
           income
         State and local income taxes              (605)      (1.6)          184     0.3           217       0.4
         All other                                4,225       11.2          (470)   (0.9)         (380)     (0.7)
    ---------------------------------------------------------------------------------------------------------------
    Income tax provision before
        accounting change                   $    18,008       42.7%  $    19,075    33.6%  $   (18,487)    (35.4)%
    ===============================================================================================================

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Deferred income tax provision (benefit) results from differences between assets and liabilities measured for financial reporting and for income tax return purposes. The significant components of American Enterprise Life's deferred tax assets and liabilities as of December 31, 2004 and 2003 are reflected in the following table:

     (Thousands)                                                                    2004                 2003
     --------------------------------------------------------------------------------------------------------------
     Deferred tax assets:
        Policy reserves                                                      $      112,410       $       64,080
        Other investments                                                               894               41,543
        Other                                                                         5,630                  412
     --------------------------------------------------------------------------------------------------------------
     Total                                                                          118,934              106,035
     --------------------------------------------------------------------------------------------------------------

     Deferred tax liabilities:
        Deferred policy acquisition costs                                            86,547               90,050
        Deferred taxes related to net unrealized securities gains                    36,682               27,603
        Other                                                                        30,689                    -
     --------------------------------------------------------------------------------------------------------------
     Total                                                                          153,918              117,653
     --------------------------------------------------------------------------------------------------------------
     Net deferred tax liability                                              $       34,984       $       11,618
     --------------------------------------------------------------------------------------------------------------

     American Enterprise Life is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that American Enterprise Life will realize the benefit of the deferred income tax assets and, therefore, no such valuation allowance has been established.

6.   Statutory capital and surplus

     Statutory capital and surplus available for distribution or dividends to IDS Life are limited to American Enterprise Life's surplus as determined in accordance with accounting practices prescribed by state insurance regulatory authorities. American Enterprise Life's statutory unassigned deficit aggregated $69.0 million and $99.1 million as of December 31, 2004 and 2003, respectively; therefore, any dividend or distribution in 2005 would require approval of the Department of Insurance of the State of Indiana.

     Statutory net income (loss) for the years ended December 31 and capital and surplus as of December 31 are summarized as follows:

     (Thousands)                                           2004                  2003                 2002
     ----------------------------------------------------------------------------------------------------------
     Statutory net income (loss)                    $       47,380       $         6,483       $      (85,113)
     Statutory capital and surplus                         525,885               495,816              493,339

7.   Related party transactions

     American Enterprise has no employees. Charges by IDS Life for use of joint facilities, technology support, marketing services and other services aggregated $64.9 million, $56.3 million, and $44.5 million for 2004, 2003 and 2002, respectively. Certain of these costs are included in DAC. Expenses allocated to American Enterprise Life may not be reflective of expenses that would have been incurred by American Enterprise Life on a stand-alone basis.

     In connection with AEFC being named the investment manager for the proprietary mutual funds used as investment options by American Enterprise Life's variable annuity and variable life insurance

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     contract owners in the fourth quarter of 2003, and, as discussed in "Separate account assets and liabilities" section of Note 1 herein, AEFC receives management fees from these funds. American Enterprise Life continues to provide all fund management services, other than investment management, and has entered into an administrative services agreement with AEFC to be compensated for the services American Enterprise Life provides. For the years ended December 31, 2004 and 2003 American Enterprise Life received under this arrangement, $1.1 million and $0.1 million, respectively.

     Included in other liabilities at December 31, 2004 and 2003 are $6.3 million and $2.4 million, respectively, payable to AEFC for federal income taxes.

8.   Lines of credit

     American Enterprise Life has an available line of credit with AEFC aggregating $50 million. The interest rate for any borrowings is established by reference to various indices plus 20 to 45 basis points, depending on the term. There were no borrowings outstanding under these line of credit arrangements at December 31, 2004 and 2003.

9.   Derivatives financial instruments and hedging activities

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

     From time to time American Enterprise Life enters into interest rate swaps, floors and caps to manage American Enterprise Life's interest rate risk. Specifically, American Enterprise Life uses the instruments to protect the margin between interest rates earned on investments and the interest rates credited to related annuity contract holders. The interest rate swaps and floors are exclusively with IDS Life. The values of derivative financial instruments are based on market values, dealer quotes or pricing models. The interest rate swaps had carrying amounts of ($17.6 million) and ($42.7 million) at December 31, 2004 and 2003, respectively, and are included in other liabilities on the Consolidated Balance Sheets. The interest rate floors had carrying amounts of $1.7 million and $6.1 million at December 31, 2004 and 2003, respectively, and are included in other assets on the Consolidated Balance Sheets. American Enterprise Life incurred ($18.2 million) and ($11.6 million) in derivative losses in 2004 and 2003, respectively, which are included in other insurance and operating expenses on the Consolidated Statements of Income. The decrease in derivative losses in 2004 is primarily due to the impact that increasing interest rates had on the market value of American Enterprise Life's interest rate swaps. The derivatives expire at various dates through 2006.

10.  Fair values of financial instruments

     The following table discloses fair value information for financial instruments. Certain items, such as life insurance obligations, employee benefit obligations, investments accounted for under the equity method, deferred policy acquisition costs and deferred sales inducement costs are specifically excluded by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." The fair values of financial instruments are estimates based upon market conditions and perceived risks at December

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     31, 2004 and 2003 and require management judgment. These figures may not be indicative of their future fair values. Additionally, management believes the value of excluded assets and liabilities is significant. The fair value of American Enterprise Life, therefore, cannot be estimated by aggregating the amounts presented. The following table discloses fair value information for financial instruments as of December 31:

                                                                2004                                 2003
     -------------------------------------------------------------------------------------------------------------------
                                                    Carrying             Fair             Carrying            Fair
     (Thousands)                                      Value             Value               Value             Value
     -------------------------------------------------------------------------------------------------------------------
     Financial Assets
     Available-for-Sale and other
     investments                               $      6,377,229  $       6,377,229  $       6,656,981  $      6,656,981
     Mortgage loans on real estate, net        $        420,899  $         456,174  $         534,812  $        585,295
     Separate account assets                   $      1,878,620  $       1,878,620  $       1,108,160  $      1,108,160
     Other financial assets                    $        122,911  $         122,911  $          89,724  $         89,724

     Financial Liabilities
     Fixed annuities                           $      6,302,362  $       6,112,324  $       6,623,247  $      6,385,595
     Separate account liabilities              $      1,877,294  $       1,809,392  $       1,107,211  $      1,064,419
     Other financial liabilities               $         48,788  $          48,788  $         143,771  $        143,771
     -------------------------------------------------------------------------------------------------------------------

     The following methods were used to estimate the fair values of financial assets and financial liabilities.

     Financial Assets

     Generally, investments are carried at fair value on the consolidated balance sheets. Gains and losses are recognized in the results of operations upon disposition of the securities. In addition, losses are recognized when management determines that a decline in value is other-than-temporary. See Note 2 for carrying value and fair value information regarding investments.

     The fair values of mortgage loans on real estate, except those with significant credit deterioration, are estimated using discounted cash flow analysis, based on current interest rates for loans with similar terms to borrowers of similar credit quality. For loans with significant credit deterioration, fair values are based on estimates of future cash flows discounted at rates commensurate with the risk inherent in the revised cash flow projections, or for collateral dependent loans on collateral values.

     Separate account assets are carried at fair value on the consolidated balance sheets.

     Other financial assets for which carrying values approximate fair values, include cash and cash equivalents, other accounts receivable and accrued interest, derivative financial instruments and certain other assets. The carrying values approximate fair value due to the short term nature of these investments.

     Financial Liabilities

     The fair values of fixed annuities in deferral status are estimated as the accumulated value less applicable surrender charges and loans. For annuities in payout status, fair value is estimated using discounted cash flows, based on current interest rates. The fair value of these reserves excludes life insurance related elements of $23.1 million and $22.1 million at December 31, 2004 and 2003, respectively.

                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The fair values of separate account liabilities, after excluding life insurance-related elements of $1.3 million and $0.9 million at December 31, 2004 and 2003, respectively, are estimated as the accumulated value less applicable surrender charges.

     Other financial liabilities for which carrying values approximate fair values include derivative financial instruments and certain other liabilities. The carrying value approximates fair value due to the short-term nature of these instruments.

11.  Commitments and contingencies

     The Securities and Exchange Commission (SEC), the National Association of Securities Dealers (NASD) and several state attorneys general have brought proceedings challenging several mutual fund and variable account financial practices, including suitability generally, late trading, market timing, disclosure of revenue sharing arrangements and inappropriate sales. American Enterprise Life Insurance Company has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

     At December 31, 2004 and 2003, American Enterprise Life had no commitments to purchase investments other than mortgage loan fundings (see Note 2).

     The IRS routinely examines American Enterprise Life's federal income tax returns and is currently conducting an audit for the 1993 through 1996 tax years and in February of 2005 began the examinations of the 1997 through 2002 tax years. Management does not believe there will be a material adverse effect on American Enterprise Life's consolidated financial position as a result of these audits.

12.  Subsequent events

     On February 1, 2005, the American Express Company announced plans to pursue a tax-free spin-off of the common stock of the AEFC's unit through a special dividend to American Express common shareholders. The final transaction, which is subject to certain conditions including receipt of a favorable tax ruling and approval by American Express Company's Board of Directors, is expected to close in the third quarter of 2005.

     Also, on February 1, 2005, A.M. Best placed American Enterprise Life's financial strength rating of "A+" under review with negative implications, Moody's affirmed American Enterprise Life's financial strength rating at "Aa3" and Fitch lowered American Enterprise Life's financial strength rating to "AA-" and placed them on "Rating Watch Negative" following American Express Company's announcement that it intends to spin-off its full ownership of AEFC, the holding company for American Enterprise Life. In connection with the spin-off, American Express Company intends to provide additional capital to American Enterprise Life to confirm its current financial strength ratings.

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

4.4(a)Form of Deferred Annuity Contract Data Pages (240343) filed as Exhibit
      4.1(a) to Post-Effective Amendment No. 10 to Registration Statement No. 333-92297, is incorporated by reference.

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

4.7 Form of Deferred Annuity Contract for American Express FlexChoice(SM) Variable Annuity contract Option L (form 271496) filed electronically as Exhibit 4.1 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-73958 on form N-4, filed on or about Feb. 20, 2002, is incorporated by reference.

4.8 Form of Deferred Annuity Contract for American Express FlexChoice(SM) Variable Annuity contract Option C (form 271491) filed electronically as
      Exhibit 4.2 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-73958 on form N-4, filed on or about Feb. 20, 2002, is incorporated by reference.

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