Form 10-Q
period 2005-03-31
AMERICAN ENTERPRISE MVA ACCOUNT
filed 2005-05-06
CIK 1093644

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                     or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from ________ to ________

                      Commission file number 333-65080



                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 ------------------------------------------
           (Exact name of registrant as specified in its charter)


              INDIANA                                    94-2786905
-------------------------------------    ---------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)



 829 AXP FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA               55474
---------------------------------------------------    ------------------------
      (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code     (612) 671-3131
                                                  -----------------------

                                    None
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes   X        No
                                                         -------       -------


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).           Yes             No  X
                                                         --------       ------



THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)
(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                                    AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                                                    FORM 10-Q

                                                      INDEX

                                                                                                        Page No.
                                                                                                        --------
PART I.       Financial Information:

              Item 1.  Financial Statements

                       Consolidated Balance Sheets - March 31, 2005 and December 31, 2004                    1

                       Consolidated Statements of Income - Three Months Ended March 31, 2005 and
                       2004                                                                                  2

                       Consolidated Statements of Cash Flows - Three Months Ended March 31, 2005
                       and 2004                                                                              3

                       Consolidated Statements of Stockholder's Equity - Three Months Ended
                       March 31, 2005 and 2004                                                               4

                       Notes to Consolidated Financial Statements                                          5-7

              Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                       of Operations                                                                      8-11

              Item 4.  Controls and Procedures                                                           12-13

Part II.      Other Information

              Item 1.  Legal Proceedings                                                                    14

              Item 6.  Exhibits and Reports on Form 8-K                                                     14

              Signatures                                                                                    15

              Exhibit Index                                                                                E-1



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                        AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                                CONSOLIDATED BALANCE SHEETS
                                              (thousands, except share data)

                                                                                      March 31,            December 31,
                                                                                        2005                   2004
                                                                                  ------------------    ------------------
                                                                                     (Unaudited)
Assets
------
Investments:
    Available-for-Sale:
        Fixed maturities, at fair value (amortized cost: 2005, $6,194,155; 2004,
          $6,257,483)                                                              $       6,180,914    $        6,368,833
        Preferred and common stocks, at fair value (cost: 2005 and 2004, $6,000)               6,006                 6,246
    Mortgage loans on real estate, at cost (less reserves: 2005 and 2004, $6,862)            410,158               420,899
    Other investments                                                                          2,121                 2,150
                                                                                  ------------------   -------------------
                  Total investments                                                        6,599,199             6,798,128

Cash and cash equivalents                                                                      7,058                47,356
Amounts due from brokers                                                                      14,132                    71
Other accounts receivable                                                                      4,791                 4,299
Accrued investment income                                                                     70,777                67,655
Deferred policy acquisition costs                                                            320,915               299,708
Deferred sales inducement costs                                                               53,954                49,822
Other assets                                                                                   8,315                 3,530
Separate account assets                                                                    2,039,564             1,878,620
                                                                                  ------------------   -------------------
                  Total assets                                                     $       9,118,705    $        9,149,189
                                                                                  ==================   ===================

Liabilities and Stockholder's Equity
------------------------------------
Liabilities:
    Future policy benefits:
      Fixed annuities                                                              $       6,223,516    $        6,325,427
      Variable annuity guarantees                                                              5,075                 5,505
    Policy claims and other policyholders' funds                                               6,986                 4,150
    Amounts due to brokers                                                                    11,767                 6,962
    Deferred income taxes, net                                                                10,907                34,984
    Other liabilities                                                                         27,137                41,826
    Separate account liabilities                                                           2,039,564             1,878,620
                                                                                  ------------------   -------------------
                  Total liabilities                                                        8,324,952             8,297,474
                                                                                  ------------------   -------------------

Stockholder's equity:
    Capital stock, $150 par value;
      100,000 shares authorized, 20,000 shares issued and outstanding                          3,000                 3,000
    Additional paid-in capital                                                               591,872               591,872
    Retained earnings                                                                        209,281               199,175
    Accumulated other comprehensive (loss) income, net of tax:
        Net unrealized securities (losses) gains                                              (7,086)               62,082
        Net unrealized derivative losses                                                      (3,314)               (4,414)
                                                                                  ------------------   -------------------
            Total accumulated other comprehensive (loss) income                              (10,400)               57,668
                                                                                  ------------------   -------------------
                  Total stockholder's equity                                                 793,753               851,715
                                                                                  ------------------   -------------------

Total liabilities and stockholder's equity                                         $       9,118,705    $        9,149,189
                                                                                  ==================   ===================


                                      See Notes to Consolidated Financial Statements

                                    AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (thousands)
                                                    (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                          ----------------------------------------
                                                                                 2005                 2004
                                                                          -------------------  -------------------
Revenues:
     Net investment income                                                 $         90,581     $         94,395
     Contractholder charges                                                           3,389                2,477
     Mortality and expense risk and other fees                                        8,560                5,010
     Net realized (loss) gain on investments                                         (1,364)               1,767
                                                                          -------------------  -------------------
                        Total                                                       101,166              103,649
                                                                          -------------------  -------------------

Benefits and Expenses:
     Death and other benefits for investment contracts                                2,813                4,334
     Interest credited to account values                                             52,478               57,763
     Amortization of deferred policy acquisition costs                               16,103               14,652
     Other insurance and operating expenses                                          14,503               18,420
                                                                          -------------------  -------------------
                        Total                                                        85,897               95,169
                                                                          -------------------  -------------------

Income before income tax provision and accounting change                             15,269                8,480
Income tax provision                                                                  5,163                2,867
                                                                          -------------------  -------------------
Income before accounting change                                                      10,106                5,613
Cumulative effect of accounting change, net of tax (Note 1)                               -               (3,562)
                                                                          -------------------  -------------------

Net income                                                                 $         10,106     $          2,051
                                                                          ===================  ===================


                                  See Notes to Consolidated Financial Statements




                                    AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (THOUSANDS)
                                                    (UNAUDITED)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                          ----------------------------------------
                                                                                 2005                 2004
                                                                          -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                              $          10,106    $           2,051
   Adjustments to reconcile net income to net cash provided by operating activities:
        Change in accrued investment income                                           (3,122)              (2,304)
        Change in deferred policy acquisition costs, net                              (5,451)              (6,561)
        Change in policy claims and other policyholders' funds                         2,836                4,328
        Deferred income taxes                                                         12,574                  850
        Change in other assets and liabilities, net                                  (19,714)              (1,476)
        Amortization of premium, net                                                   5,643                7,793
        Net realized loss (gain) on investments                                        1,364               (1,767)
        Cumulative effect of accounting change, net of tax (Note 1)                        -                3,562
                                                                          -------------------  -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              4,236                6,476
                                                                          -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Available-for-Sale securities:
     Sales                                                                            89,448               59,981
     Maturities, sinking fund payments and calls                                     102,550               97,801
     Purchases                                                                      (135,677)            (126,291)
   Other investments:
     Sales, maturities, sinking fund payments and calls                               11,219               21,015
     Purchases                                                                          (478)              (1,160)
   Change in amounts due to and from brokers, net                                     (9,256)               1,446
                                                                          -------------------  -------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                             57,806               52,792
                                                                          -------------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Activity related to investment contracts and universal life-type insurance:
      Considerations received                                                         25,437               82,643
      Interest credited to account values                                             52,478               57,763
      Surrenders and other benefits                                                 (180,255)            (206,317)
                                                                          -------------------  -------------------
NET CASH USED IN FINANCING ACTIVITIES                                               (102,340)             (65,911)
                                                                          -------------------  -------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (40,298)              (6,643)
Cash and cash equivalents at beginning of period                                      47,356                9,065
                                                                          -------------------  -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $           7,058    $           2,422
                                                                          ===================  ===================

Supplemental disclosures:
      Income taxes paid (refunded)                                         $           6,280    $          (3,707)
      Interest paid on borrowings                                          $              23    $             258




                                  See Notes to Consolidated Financial Statements

                                           AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                                          (thousands)
                                                          (Unaudited)

                                                                                                  Accumulated
                                                                                Additional              Other
                                                                 Capital           Paid-In      Comprehensive        Retained
                                                    Total          Stock           Capital      Income/(Loss)        Earnings
  -----------------------------------------------------------------------------------------------------------------------------
  Balances at December 31, 2003             $     823,679   $      3,000   $       591,872   $         51,262   $     177,545
  -----------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
     Net income                                     2,051                                                               2,051
     Change in net unrealized holding
       gains on Available-for-Sale
       securities, net of reclassification
       adjustments and other adjustments
       to deferred policy acquisition
       costs and deferred sales inducement
       costs, net of related deferred
       income taxes                                75,739                                              75,739
     Reclassification adjustment for losses
       on derivatives included in net
       income, net of related deferred
       income taxes                                 1,101                                               1,101
                                            ---------------
  Total comprehensive income                       78,891
  -----------------------------------------------------------------------------------------------------------------------------

  Balances at March 31, 2004                $     902,570   $      3,000   $       591,872   $        128,102   $     179,596
  =============================================================================================================================

  Balances at December 31, 2004             $     851,715   $      3,000   $       591,872   $         57,668   $     199,175
  Comprehensive loss:
     Net income                                    10,106                                                              10,106
     Change in net unrealized holding
       gains on Available-for-Sale
       securities, net of reclassification
       adjustments and other adjustments
       to deferred policy acquisition
       costs and deferred sales inducement
       costs, net of related deferred
       income taxes                               (69,169)                                            (69,169)
     Reclassification adjustment for losses
       on derivatives included in net
       income, net of related deferred
       income taxes                                 1,101                                               1,101
                                            ---------------
  Total comprehensive loss                        (57,962)
  -----------------------------------------------------------------------------------------------------------------------------

  Balances at March 31, 2005                $     793,753   $      3,000   $       591,872   $        (10,400)  $     209,281
  =============================================================================================================================








                                  See Notes to Consolidated Financial Statements

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Enterprise Life Insurance Company (American Enterprise
     Life) for the year ended December 31, 2004. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

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

     Application of Recently Issued Accounting Standards
     ---------------------------------------------------
     In July 2003, the American Institute of Certified Public Accountants issued SOP 03-1 effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance on separate account presentation and accounting for interests in separate accounts. Additionally, SOP 03-1 provides clarifying guidance as to the recognition of bonus interest and other sales inducement benefits and the presentation of any deferred amounts in the financial statements. Lastly, SOP 03-1 requires insurance enterprises to consider whether to establish additional liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. Where an additional liability is established, the recognition of this liability will then be considered in amortizing deferred policy acquisition costs (DAC) and any deferred sales inducement costs associated with those insurance or annuity contracts.

     The adoption of SOP 03-1 as of January 1, 2004, resulted in a cumulative effect of accounting change that reduced 2004 results by $3.6 million ($5.5 million pretax). The cumulative effect of accounting change related to establishing additional liabilities for certain variable annuity guaranteed benefits ($3.4 million) and from considering these liabilities in valuing DAC and deferred sales inducement costs associated with those contracts. Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed when payable. American Enterprise Life's accounting for separate accounts was already consistent with the provisions of SOP 03-1 and, therefore, there was no impact related to this requirement.

     In November 2003, the Financial Accounting Standards Board (FASB) ratified a consensus on the disclosure provisions of Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). American Enterprise Life complied with the disclosure provisions of this rule in Note 2 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the years ended December 31, 2004 and 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), and other cost method investments are other-than-temporarily impaired. However, with the issuance of FASB Staff Position (FSP) No. EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF 03-1," on September 30, 2004, the provisions of the consensus relating to the measurement and

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


     recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. American Enterprise Life will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.

2.   INVESTMENT SECURITIES

     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three months ended March 31:

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                ----------------------------
                                                                                    2005             2004
                                                                                -----------      -----------
     (Thousands)
     Gross realized gains on sales                                                $    578         $  2,988
     Gross realized (losses) on sales                                             $ (1,714)        $   (560)
     Realized (losses) recognized for other-than-temporary impairments            $   (229)        $      -

3.   COMMITMENTS AND CONTINGENCIES

     At March 31, 2005 and December 31, 2004, American Enterprise Life had commitments to fund mortgage loans on real estate of $4.5 million and $0.2 million, respectively.

     The Securities and Exchange Commission (SEC), the National Association of Securities Dealers (NASD) and several state attorneys general have brought proceedings challenging several mutual fund and variable product financial practices, including suitability generally, late trading, market timing, disclosure of revenue sharing arrangements, and inappropriate sales of B shares. American Enterprise Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

     American Enterprise Life and its affiliates are involved in other legal and arbitration proceedings concerning matters arising in connection with the conduct of their respective

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


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

     The IRS routinely examines American Enterprise Life's federal income tax information and is currently conducting an audit for the 1993 through 1996 tax years and in February 2005 began the examinations of the 1997 through 2002 tax years. Management does not believe there will be a material adverse effect on American Enterprise Life's consolidated financial position as a result of these audits.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Enterprise Life Insurance Company is a stock life insurance company organized under the laws of the State of Indiana. American Enterprise Life Insurance Company is a wholly owned subsidiary of IDS Life Insurance Company (IDS Life), a Minnesota Corporation. IDS Life is a wholly owned subsidiary of American Express Financial Corporation (AEFC). AEFC is a wholly-owned subsidiary of American Express Company. American Enterprise Life Insurance Company provides financial institution clients American Express branded financial products and wholesaling services to support its retail insurance and annuity operations. American Enterprise Life principally underwrites fixed and variable annuity contracts primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York. Effective in December 2004, American Enterprise Life Insurance Company received a Certificate of Authority to transact business in the State of New Hampshire. American Enterprise Life Insurance Company also owns American Enterprise REO 1, LLC which holds real estate investments. American Enterprise Life Insurance Company and its subsidiary are referred to collectively as "American Enterprise Life" in this form 10-Q.

On February 1, 2005, American Express Company announced plans to pursue a tax-free spin-off of the common stock of AEFC through a special dividend to American Express common shareholders. The final transaction, which is subject to certain conditions including receipt of a favorable tax ruling and approval by American Express Company's Board of Directors, is expected to close in the third quarter of 2005. In connection with the spin-off, additional capital may be provided, if necessary, to American Enterprise Life to confirm its current financial strength ratings.

American Enterprise Life follows United States generally accepted accounting principles (GAAP), and the following discussion is presented on a consolidated basis consistent with GAAP.

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See the Forward-Looking Statements section below.

Management's narrative analysis of the results of operations is presented in lieu of management's discussion and analysis of financial condition and results of operations, pursuant to General Instructions H(1) (a) of Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Net income for the three months ended March 31, 2005 was $10.1 million compared to $2.1 million for the three months ended March 31, 2004. The increase in net income primarily reflects lower benefits and expenses. Net income for the three months ended March 31, 2004 reflects the $3.6 million ($5.5 million pretax) impact of American Enterprise Life's January 1, 2004 adoption of the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). SOP 03-1 requires insurance enterprises to establish liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. See "Application of Recently Issued Accounting Standards" section in Note 1 to the Consolidated Financial Statements regarding the impact of adoption of SOP 03-1.

REVENUES
Net investment income decreased $3.8 million or 4 percent reflecting lower average invested assets.

Mortality and expense risk and other fees increased $3.6 million or 71 percent, reflecting higher average values of separate account assets compared to the same period a year ago.

Net realized loss on investments was $1.4 million for the three months ended March 31, 2005 compared to a net realized gain on investments of $1.8 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, $0.5 million of total investment gains were offset by $1.9 million of losses and impairments. Included in these total investment gains and losses are $0.6 million of gross realized gains and $1.7 million of gross realized losses from sales of securities, as well as $0.2 million of other-than-temporary impairment losses on investments classified as Available-for-Sale.

For the three months ended March 31, 2004, $3 million of total investment gains were partially offset by $1.2 million of losses. Included in these total net investment gains and losses are $3 million of gross realized gains and $0.6 million of gross realized losses from sales of securities, classified as Available-for-Sale.

BENEFITS AND EXPENSES
Interest credited to account values decreased $5.3 million or 9 percent, reflecting lower interest crediting rates.

Other insurance and operating expense decreased $3.9 million or 21 percent reflecting comparatively more favorable mark-to-market adjustments on interest rate swaps in current quarter compared to the same period a year ago.

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

During the first quarter of 2004 and in conjunction with the adoption of SOP 03-1, American Enterprise Life established additional liabilities for insurance benefits that may become payable under variable annuity death benefit guarantees, which prior to January 1, 2004, were expensed when payable. As a result, American Enterprise Life recognized a $5.5 million pretax charge due to accounting change on establishing the future liability under death benefit guarantees.

LIQUIDITY AND CAPITAL RESOURCES

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

Capital Strategy
The liquidity requirements of American Enterprise Life are generally met by funds provided by annuity sales, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investments and capital contributions from IDS Life. The primary uses of funds are annuity benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to IDS Life and investment purchases. American Enterprise Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

Funding Strategy
American Enterprise Life, on a consolidated basis, has available lines of credit with AEFC aggregating $50 million. At March 31, 2005, there were no line of credit borrowings outstanding with AEFC and no outstanding reverse repurchase agreements. Both the line of credit and the reverse repurchase agreements are used strictly as short-term sources of funds.

Investments include $0.4 billion, $0.5 billion and $0.5 billion of below investment grade securities (excluding net unrealized appreciation and depreciation) at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. These investments represent 7 percent, 8 percent and 7 percent of American Enterprise Life's investment portfolio at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

Separate account assets represent funds held for the exclusive benefit of variable annuity contractholders. These assets are generally carried at market value, and separate account liabilities are equal to separate account assets. American Enterprise Life earns fees from the related accounts.

As of March 31, 2005, American Enterprise Life has an interest in a collateralized debt obligation (CDO) securitization with a carrying value of $38.7 million, of which $27.9 million is considered investment grade and $10.8 million is included in the $0.4 billion of below investment grade securities discussed above.

IMPACT OF MARKET VOLATILITY ON RESULTS OF OPERATIONS
As discussed above, various aspects of American Enterprise Life's business are impacted by equity market levels and other market-based events. Several areas in particular involve DAC and deferred sales inducements, recognition of guaranteed minimum death benefits (GMDB) and certain other variable annuity benefits, mortality and expense risk and other fees and structured investments. The direction and magnitude of the changes in equity markets can increase or decrease amortization of DAC and deferred sales inducement benefits, incurred amounts under GMDB and other variable annuity benefit provisions and mortality and expense risk and other fees and correspondingly affect results of operations in any particular period. Similarly, the value of American Enterprise Life's structured investment portfolios is impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations.

OTHER REPORTING MATTERS

Accounting Developments

See "Application of Recently Issued Accounting Standards" section of Note 1 to the Consolidated Financial Statements.


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

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. American Enterprise Life undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by American Enterprise Life, and other fees received based on the value of those assets; American Enterprise Life's ability to recover Deferred Policy Acquisition Costs (DAC), as well as the timing of such DAC amortization, in connection with the sale of annuity products; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; the ability to improve investment performance in American Enterprise Life's businesses, including attracting and retaining high-quality personnel; the success, timeliness and financial impact, including costs, cost savings and other benefits including increased revenues, of reengineering initiatives being implemented or considered by American Enterprise Life, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the ability to control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer-term investment spending; the potential negative effect on American Enterprise Life's businesses and infrastructure, including information technology, of terrorist attacks, disasters or other catastrophic events in the future; American Enterprise Life's ability to develop and roll out new and attractive products to clients in a timely manner; successfully cross-selling annuity products and services to AEFC's customer base; fluctuations in interest rates, which impacts American Enterprise Life's spreads in the annuity businesses; credit trends and the rate of bankruptcies which can affect returns on American Enterprise Life's investment portfolios; lower than anticipated spreads in the annuity business; the types and the value of certain death benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of reinsurance rates and the availability and adequacy of reinsurance to protect American Enterprise Life against losses; negative changes in American Enterprise Life's credit ratings; increasing competition in all American Enterprise Life's annuity business, which could affect both American Enterprise Life's financial condition and results of operations; changes in laws or government regulations; outcomes associated with litigation and compliance and regulatory matters. A further description of these and other risks and uncertainties can be found in American Enterprise Life's Annual Report on Form 10-K for the year ended December 31, 2004 and its other reports filed with the Securities and Exchange Commission (SEC).



PART II.  OTHER INFORMATION

AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

Item 1.           Legal Proceedings

                  The Securities and Exchange Commission (SEC), the National Association of Securities Dealers (NASD) and several state attorneys general have brought proceedings challenging several mutual fund and variable account financial practices, including suitability generally, late trading, market timing, disclosure of revenue sharing arrangements and inappropriate sales of B shares. American Enterprise Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

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

Item 6.           Exhibits and Reports on Form 8-K

                  (a)     Exhibits

                          See Exhibit Index on page E-1 hereof.

                  (b)     Reports on Form 8-K.

                          Reports on Form 8-K filed by American Enterprise Life during the quarterly period ended March 31, 2005 were previously disclosed on Form 10-K. There were no additional reports on Form 8-K filed by American Enterprise Life during the quarterly period ended March 31, 2005.


                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                             ------------------------------------------
                                           (Registrant)





Date:  May 5, 2005                By   /s/  Mark E. Schwarzmann
                                       ----------------------------------------
                                       Mark E. Schwarzmann
                                       Director, Chairman of the Board and
                                       Chief Executive Officer





Date:  May 5, 2005                By   /s/ Arthur H. Berman
                                       ----------------------------------------
                                       Arthur H. Berman
                                       Director and Executive Vice President -
                                       Finance and Chief Financial Officer




                                EXHIBIT INDEX


The following exhibits are filed as part of this Quarterly Report:



Exhibit                          Description
-------                          -----------

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