Form 10-Q
period 2005-06-30
AMERICAN ENTERPRISE MVA ACCOUNT
filed 2005-08-12
CIK 1093644

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                     or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from          to
                                            --------    --------

                      Commission file number 333-65080

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 ------------------------------------------
           (Exact name of registrant as specified in its charter)

                        INDIANA                                            94-2786905
-------------------------------------------------------       ------------------------------------
            (State or other jurisdiction of                   (I.R.S. Employer Identification No.)
            incorporation or organization)


829 AMERIPRISE FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA                      55474
-------------------------------------------------------       ------------------------------------
       (Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (612) 671-3131
                                                   ----------------

829 AXP FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                Yes  X   No
                                                                  ---     ---


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                   Yes      No  X
                                                                  ---     ---

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)
(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                                  FORM 10-Q

                                    INDEX

                                                                       Page No.
                                                                       --------

PART I.  Financial Information:

         Item 1. Financial Statements

                 Consolidated Balance Sheets - June 30, 2005
                 and December 31, 2004                                       1

                 Consolidated Statements of Income - Three
                 Months Ended June 30, 2005 and 2004                         2

                 Consolidated Statements of Income - Six Months
                 Ended June 30, 2005 and 2004                                3

                 Consolidated Statements of Cash Flows - Six Months
                 Ended June 30, 2005 and 2004                                4

                 Consolidated Statements of Stockholder's Equity -
                 Six Months Ended June 30, 2005 and 2004                     5

                 Notes to Consolidated Financial Statements                6-8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      9-14

         Item 4. Controls and Procedures                                 15-16

Part II. Other Information

         Item 1. Legal Proceedings                                          17

         Item 6. Exhibits and Reports on Form 8-K                           17

         Signatures                                                         18

         Exhibit Index                                                     E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                      AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                             CONSOLIDATED BALANCE SHEETS
                                            (thousands, except share data)

                                                                                       June 30,           December 31,
                                                                                         2005                  2004
                                                                                      ----------          ------------
                                                                                      (Unaudited)
Assets
------
Investments:
  Available-for-Sale:
    Fixed maturities, at fair value (amortized cost: 2005, $6,049,262;
     2004, $6,257,483)                                                                $6,142,395           $6,368,833
    Preferred and common stocks, at fair value (cost: 2005 and 2004, $6,000)               6,357                6,246
  Mortgage loans on real estate, at cost (less reserves: 2005 and
   2004, $6,862)                                                                         391,703              420,899
  Other investments                                                                        1,182                2,286
                                                                                      ----------           ----------
        Total investments                                                              6,541,637            6,798,264

Cash and cash equivalents                                                                 77,147               47,356
Amounts due from brokers                                                                   8,869                   71
Other accounts receivable                                                                  5,565                4,299
Accrued investment income                                                                 64,442               67,655
Deferred policy acquisition costs                                                        315,419              299,708
Deferred sales inducement costs                                                           53,264               49,822
Other assets                                                                               2,347                3,394
Separate account assets                                                                2,282,468            1,878,620
                                                                                      ----------           ----------
        Total assets                                                                  $9,351,158           $9,149,189
                                                                                      ==========           ==========

Liabilities and Stockholder's Equity
------------------------------------
Liabilities:
  Future policy benefits:
    Fixed annuities                                                                   $6,098,116           $6,325,427
    Variable annuity guarantees                                                           10,166                5,505
  Policy claims and other policyholders' funds                                            11,009                4,150
  Amounts due to brokers                                                                  26,636                6,962
  Deferred income taxes, net                                                              44,894               34,984
  Other liabilities                                                                       22,603               41,826
  Separate account liabilities                                                         2,282,468            1,878,620
                                                                                      ----------           ----------
        Total liabilities                                                              8,495,892            8,297,474
                                                                                      ----------           ----------

Stockholder's equity:
  Capital stock, $150 par value;
   100,000 shares authorized, 20,000 shares issued and outstanding                         3,000                3,000
  Additional paid-in capital                                                             591,872              591,872
  Retained earnings                                                                      210,381              199,175
  Accumulated other comprehensive income, net of tax:
    Net unrealized securities gains                                                       52,226               62,082
    Net unrealized derivative losses                                                      (2,213)              (4,414)
                                                                                      ----------           ----------
      Total accumulated other comprehensive income                                        50,013               57,668
                                                                                      ----------           ----------
        Total stockholder's equity                                                       855,266              851,715
                                                                                      ----------           ----------

Total liabilities and stockholder's equity                                            $9,351,158           $9,149,189
                                                                                      ==========           ==========

                                    See Notes to Consolidated Financial Statements

                           AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                                          (thousands)
                                          (Unaudited)

                                                                          Three Months Ended
                                                                               June 30,
                                                                       -----------------------
                                                                        2005            2004
                                                                       -------        --------
Revenues:
  Net investment income                                                $86,771        $ 96,066
  Contractholder charges                                                 3,511           2,778
  Mortality and expense risk and other fees                              9,896           5,609
  Net realized (loss) gain on investments                                 (539)          2,331
                                                                       -------        --------
      Total                                                             99,639         106,784
                                                                       -------        --------

Benefits and Expenses:
  Death and other benefits for investment contracts                      8,138           2,450
  Interest credited to account values                                   54,645          57,854
  Amortization of deferred policy acquisition costs                     16,307          15,566
  Separation costs                                                       1,638               -
  Other insurance and operating expenses                                17,771          11,335
                                                                       -------        --------
      Total                                                             98,499          87,205
                                                                       -------        --------

Income before income tax provision                                       1,140          19,579
Income tax provision                                                        40          17,262
                                                                       -------        --------

Net income                                                             $ 1,100        $  2,317
                                                                       =======        ========

                        See Notes to Consolidated Financial Statements

                          AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (thousands)
                                          (Unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                       -----------------------
                                                                         2005           2004
                                                                       --------       --------
Revenues:
  Net investment income                                                $177,352       $190,461
  Contractholder charges                                                  6,900          5,255
  Mortality and expense risk and other fees                              18,456         10,619
  Net realized (loss) gain on investments                                (1,903)         4,098
                                                                       --------       --------
      Total                                                             200,805        210,433
                                                                       --------       --------

Benefits and Expenses:
  Death and other benefits for investment contracts                      10,951          6,784
  Interest credited to account values                                   107,123        115,617
  Amortization of deferred policy acquisition costs                      32,410         30,218
  Separation costs                                                        1,638              -
  Other insurance and operating expenses                                 32,274         29,755
                                                                       --------       --------
      Total                                                             184,396        182,374
                                                                       --------       --------

Income before income tax provision and accounting change                 16,409         28,059
Income tax provision                                                      5,203         20,129
                                                                       --------       --------
Income before accounting change                                          11,206          7,930
Cumulative effect of accounting change, net of tax (Note 1)                   -         (3,562)
                                                                       --------       --------

Net income                                                             $ 11,206       $  4,368
                                                                       ========       ========


                        See Notes to Consolidated Financial Statements

                               AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (THOUSANDS)
                                               (UNAUDITED)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                          ------------------------------
                                                                            2005                 2004
                                                                          ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                              $  11,206            $   4,368
  Adjustments to reconcile net income to net cash provided by operating activities:
    Change in accrued investment income                                       3,213                  499
    Change in deferred policy acquisition costs, net                        (13,200)             (12,509)
    Change in deferred sales inducement costs, net                           (3,010)              (2,563)
    Change in policy claims and other policyholders' funds                    6,859                3,390
    Deferred income taxes                                                    14,033               12,852
    Change in other assets and liabilities, net                             (10,008)                (413)
    Amortization of premium, net                                             12,224               12,282
    Net realized loss (gain) on investments                                   1,903               (4,098)
    Cumulative effect of accounting change, net of tax (Note 1)                   -                3,562
                                                                          ---------            ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    23,220               17,370
                                                                          ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Available-for-Sale securities:
    Sales                                                                   292,162              160,891
    Maturities, sinking fund payments and calls                             230,028              211,064
    Purchases                                                              (327,008)            (216,039)
  Other investments:
    Sales, maturities, sinking fund payments and calls                       32,401               46,571
    Purchases                                                                (3,294)              (3,267)
    Change in amounts due to and from brokers, net                           10,876              (66,740)
                                                                          ---------            ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                   235,165              132,480
                                                                          ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Activity related to investment contracts and universal life-type insurance:
    Considerations received                                                  43,219              141,549
    Interest credited to account values                                     107,123              115,617
    Surrenders and other benefits                                          (378,936)            (399,211)
                                                                          ---------            ---------
NET CASH USED IN FINANCING ACTIVITIES                                      (228,594)            (142,045)
                                                                          ---------            ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    29,791                7,805
Cash and cash equivalents at beginning of period                             47,356                9,065
                                                                          ---------            ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  77,147            $  16,870
                                                                          =========            =========

SUPPLEMENTAL DISCLOSURES:
    Income taxes (refunded) paid                                          $    (357)           $   1,713
    Interest paid on borrowings                                           $      33            $     378


                             See Notes to Consolidated Financial Statements

                                         AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                                        (thousands)
                                                        (Unaudited)

                                                                                                Accumulated
                                                                              Additional              Other
                                                               Capital           Paid-In      Comprehensive        Retained
                                                  Total          Stock           Capital       Income/(Loss)       Earnings
-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2003                  $823,679         $3,000          $591,872           $ 51,262        $177,545
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
  Net income                                      4,368                                                               4,368
  Change in net unrealized holding
   gains on Available-for-Sale
   securities, net of reclassification
   adjustments and other adjustments
   to deferred policy acquisition
   costs and deferred sales inducement
   costs, net of related deferred
   income taxes                                 (81,884)                                            (81,884)
  Reclassification adjustment for
   losses on derivatives included in
   net income, net of related
   deferred income taxes                          2,201                                               2,201
                                               --------
Total comprehensive loss                        (75,315)
-----------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 2004                      $748,364         $3,000          $591,872           $(28,421)       $181,913
=============================================================================================================================

Balances at December 31, 2004                  $851,715         $3,000          $591,872           $ 57,668        $199,175
Comprehensive income:
  Net income                                     11,206                                                              11,206
  Change in net unrealized holding
   gains on Available-for-Sale
   securities, net of reclassification
   adjustments and other adjustments
   to deferred policy acquisition
   costs and deferred sales inducement
   costs, net of related deferred
   income taxes                                  (9,856)                                             (9,856)
  Reclassification adjustment for
   losses on derivatives included in
   net income, net of related
   deferred income taxes                          2,201                                               2,201
                                               --------
Total comprehensive income                        3,551
-----------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 2005                      $855,266         $3,000          $591,872           $ 50,013        $210,381
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

     Separation of Ameriprise Financial
     ----------------------------------
     American Enterprise Life Insurance Company is a wholly owned subsidiary of IDS Life Insurance Company (IDS Life), a Minnesota Corporation. IDS Life is a wholly owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial). Prior to August 1, 2005, Ameriprise Financial was known as American Express Financial Corporation (AEFC). Ameriprise Financial is a wholly owned subsidiary of American Express Company (American Express).

     Ameriprise Financial changed its name on August 1, 2005 as a consequence of the plans announced by American Express on February 1, 2005, to pursue a spin off of the businesses now being operated under the Ameriprise Financial name. The separation from American Express is expected to be completed on or after September 30, 2005, subject to certain regulatory and other approvals, including final approval by the board of directors of American Express. After the expected separation from American Express, Ameriprise Financial and its subsidiaries will no longer be affiliated with American Express. Ameriprise Financial and American Express will be independent companies, with separate public ownership, boards of directors and management.

     In connection with the separation, American Enterprise Life will be allocated certain separation and distribution-related expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses allocated to American Enterprise Life are expected to be significant to American Enterprise Life. IDS Life will provide additional capital to American Enterprise Life to support its current financial strength ratings.

     Separation Costs
     ----------------
     During the quarter ended June 30, 2005, Ameriprise Financial developed an allocation policy for separation costs resulting in the allocation of certain costs to American Enterprise Life that it considered to be a reasonable reflection of separation costs benefiting American Enterprise Life. During the quarter ended June 30, 2005, American Enterprise Life recorded $1.6 million in allocated separation costs. Had this allocation method been applied for the quarter ended March 31, 2005, approximately $0.2 million of these costs would have been charged to American Enterprise Life during that period. Separation costs generally consist of employee retention program costs, information technology costs, re-branding and marketing costs and certain consulting expenses related to the separation and distribution of Ameriprise Financial.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


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

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


2.   INVESTMENT SECURITIES

     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three and six months ended June 30:

                                                      Three Months Ended          Six Months Ended
                                                            June 30,                   June 30,
                                                      -------------------       ---------------------
                                                        2005        2004         2005           2004
                                                      -------      ------       -------       -------
     (Thousands)
     Gross realized gains on sales                    $ 5,766     $ 2,738       $ 6,345       $ 5,727
     Gross realized (losses) on sales                 $(5,215)    $  (907)      $(6,929)      $(1,467)
     Realized (losses) recognized for
      other-than-temporary impairments                $     -     $     -       $  (229)      $     -

3.   COMMITMENTS AND CONTINGENCIES

     At June 30, 2005 and December 31, 2004, American Enterprise Life had commitments to fund mortgage loans on real estate of $8.2 million and $0.2 million, respectively.

     The Securities and Exchange Commission (SEC), the National Association of Securities Dealers (NASD) and several state attorneys general have brought proceedings challenging several mutual fund and variable product financial practices, generally including suitability, late trading, market timing, disclosure of revenue sharing arrangements, and inappropriate sales of B shares. American Enterprise Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

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

     The IRS routinely examines American Enterprise Life's federal income tax returns and is currently conducting an audit for the 1997 through 2002 tax years. Management does not believe there will be a material adverse effect on American Enterprise Life's consolidated financial position as a result of these audits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Enterprise Life Insurance Company is a stock life insurance company organized under the laws of the State of Indiana. American Enterprise Life Insurance Company is a wholly owned subsidiary of IDS Life Insurance Company (IDS Life), a Minnesota Corporation. IDS Life is a wholly owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial). Prior to August 1, 2005, Ameriprise Financial was known as American Express Financial Corporation (AEFC). Ameriprise Financial is a wholly owned subsidiary of American Express Company (American Express).

Ameriprise Financial changed its name on August 1, 2005 as a consequence of the plans announced by American Express on February 1, 2005, to pursue a spin off of the businesses now being operated under the Ameriprise Financial name. The separation from American Express is expected to be completed on or after September 30, 2005, subject to certain regulatory and other approvals, including final approval by the board of directors of American Express. After the expected separation from American Express, Ameriprise Financial and its subsidiaries will no longer be affiliated with American Express. Ameriprise Financial and American Express will be independent companies, with separate public ownership, boards of directors and management.

American Enterprise Life Insurance Company provides financial institution clients with financial products and wholesaling services to support its retail insurance and annuity operations. American Enterprise Life principally underwrites fixed and variable annuity contracts primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York. American Enterprise Life Insurance Company also owns American Enterprise REO 1, LLC which holds real estate investments. American Enterprise Life Insurance Company and its subsidiary are referred to collectively as "American Enterprise Life" in this form 10-Q.

In connection with the separation, American Express has indicated that it will provide additional capital to Ameriprise Financial of approximately $1 billion. This capital contribution is intended to provide adequate support for Ameriprise Financial's senior debt rating on the distribution date, to allow Ameriprise Financial to have efficient access to the capital markets, and to support the current financial strength ratings of Ameriprise Financial's insurance subsidiaries.

American Enterprise Life will be allocated certain separation and distribution-related expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses allocated to American Enterprise Life will be significant to American Enterprise Life. IDS Life will provide additional capital to American Enterprise Life to support its current financial strength ratings.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Net income was $1.1 million for the three months ended June 30, 2005, compared to $2.3 million for the three months ended June 30, 2004. The decrease primarily reflects lower net investment income, higher death and other benefits and higher insurance and operating expenses, partially offset by a significantly lower effective tax rate as further described below.

The effective tax rate decreased to 4 percent in the three months ended June 30, 2005 from 88 percent in the three months ended June 30, 2004. The effective tax rate in the three months ended June 30, 2004 included a reduction in net deferred tax assets which increased the effective rate.

REVENUES

Net investment income decreased $9.3 million or 10 percent reflecting lower average balances of invested assets.

Mortality and expense risk and other fees increased $4.3 million or 76 percent, reflecting higher average values of separate account assets.

Net realized loss on investments was $0.5 million for the three months ended June 30, 2005 compared to a net realized gain on investments of $2.3 million for the three months ended June 30, 2004. For the three months ended June 30, 2005, $5.8 million of total investment gains were offset by $6.3 million of losses and impairments. Included in these total net investment gains and losses were $5.8 million of gross realized gains and $5.2 million of gross realized losses from sales of securities, classified as Available-for-Sale. Included in net realized loss on investments classified as Available-for-Sale for the three months ended June 30, 2005 were gross realized gains and losses of $1.6 million and $2.8 million, respectively, related to the sale of all of American Enterprise Life's retained interest in a collateralized debt obligation (CDO) securitization trust, reflecting management's decision to continue to improve the investment portfolio's risk profile through the liquidation of certain structured investments.

For the three months ended June 30, 2004, $3.2 million of total investment gains were partially offset by $0.9 million of losses and impairments. Included in these total net investment gains and losses were $2.7 million of gross realized gains and $0.9 million of gross realized losses from sales of securities, classified as Available-for-Sale.

BENEFITS AND EXPENSES

Death and other benefits for investment contracts increased $5.7 million primarily related to guaranteed minimum withdrawal benefit (GMWB) riders on variable annuity contracts. This increase was partially offset by a reduction in variable annuity death benefit guarantees.

Interest credited to account values decreased $3.2 million or 6 percent reflecting lower average accumulation values and lower interest crediting rates on annuity products.

Separation costs generally consist of employee retention program costs, information technology costs, re-branding and marketing costs and certain consulting expenses related to the separation and distribution of Ameriprise Financial. During the quarter ended June 30, 2005, American Enterprise Life recorded $1.6 million in allocated separation costs.

Other insurance and operating expense increased $6.4 million or 57 percent primarily reflecting $6.8 million of unfavorable mark-to-market adjustments on interest rate swaps in the current quarter compared to the same period a year ago.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Income before income tax provision and accounting change was $16.4 million for the six months ended June 30, 2005, compared to $28.1 million for the six months ended June 30, 2004. The decrease primarily reflects lower net investment income, as further described below.

Net income was $11.2 million for the six months ended June 30, 2005, compared to $4.4 million for the six months ended June 30, 2004. Net income for the six months ended June 30, 2004 reflects the $3.6 million after-tax ($5.5 million pretax) cumulative effect of accounting change as a result of American Enterprise Life's adoption of SOP 03-1. See "Application of Recently Issued Accounting Standards" section of Note 1 to the Consolidated Financial Statements for discussion regarding the impact of adoption of SOP 03-1.

The effective tax rate decreased to 32 percent in the six months ended June 30, 2005 from 72 percent in the six months ended June 30, 2004. The effective tax rate in the six months ended June 30, 2004 included a reduction in net deferred tax assets which increased the effective rate.

REVENUES

Net investment income decreased $13.1 million or 7 percent reflecting lower average balances of invested assets.

Mortality and expense risk and other fees increased $7.8 million or 74 percent primarily reflecting higher average values of separate account assets.

Net realized loss on investments was $1.9 million for the six months ended June 30, 2005 compared to a net realized gain on investments of $4.1 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, $6.3 million of total investment gains were offset by $8.2 million of losses and impairments. Included in these total net investment gains and losses were $6.3 million of gross realized gains and $6.9 million of gross realized losses from sales of securities, as well as $0.2 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale. Included in net realized loss on investments classified as Available-for-Sale for the six months ended June 30, 2005 were gross realized gains and losses of $1.6 million and $2.8 million, respectively, related to the sale of all of American Enterprise Life's retained interest in a CDO securitization trust, reflecting management's decision to continue to improve the investment portfolio's risk profile through the liquidation of certain structured investments.

For the six months ended June 30, 2004, $6.2 million of total investment gains were partially offset by $2.1 million of losses and impairments. Included in these total net investment gains and losses were $5.7 million of gross realized gains and $1.5 million of gross realized losses from sales of securities, classified as Available-for-Sale.

BENEFITS AND EXPENSES

Death and other benefits for investment contracts increased $4.2 million or 61 percent primarily related to GMWB riders on variable annuity contracts. This increase was partially offset by a reduction in variable annuity death benefit guarantees and other death benefit reserves.

Interest credited to account values decreased $8.5 million or 7 percent reflecting lower average accumulation values and lower interest crediting rates on annuity products.

Separation costs generally consist of employee retention program costs, information technology costs, re-branding and marketing costs and certain consulting expenses related to the separation and distribution of Ameriprise Financial. During 2005, American Enterprise Life recorded $1.6 million in allocated separation costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Risk Management
American Enterprise Life through its Board of Directors' investment committees or staff functions, review models projecting different interest rate scenarios, risk/return measures, and their effect on profitability. They also review the distribution of assets in the portfolio by type and credit risk sector. The objective is to structure the investments security portfolio based upon the type and behavior of the liabilities underlying the products portfolios to achieve targeted levels of profitability within defined risk parameters to meet contractual obligations.

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

Capital Strategy
The liquidity requirements of American Enterprise Life are generally met by funds provided by deposits, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investments and capital contributions from IDS Life. The primary uses of funds are annuity benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to IDS Life and investment purchases. American Enterprise Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

Funding Strategy
American Enterprise Life, on a consolidated basis, has available lines of credit with Ameriprise Financial aggregating $50 million. At June 30, 2005, there were no line of credit borrowings outstanding with Ameriprise Financial and no outstanding reverse repurchase agreements. Both the line of credit and the reverse repurchase agreements are used strictly as short-term sources of funds.

Investments include $0.4 billion, $0.5 billion and $0.5 billion of below investment grade securities (excluding net unrealized appreciation and depreciation) at June 30, 2005, December 31, 2004 and June 30, 2004, respectively. These investments represent 7 percent, 8 percent and 7 percent of American Enterprise Life's investment portfolio at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

Separate account assets represent funds held for the exclusive benefit of variable annuity contractholders. These assets are generally carried at market value, and separate account liabilities are equal to separate account assets. American Enterprise Life earns fees from the related accounts.

During the second quarter 2005, American Enterprise Life sold all of its retained interest in a CDO securitization trust and recognized a net realized loss of $1.2 million. As of December 31, 2004, the carrying value of this retained interest was $41.8 million of which $31.0 million was considered investment grade.

IMPACT OF MARKET VOLATILITY ON RESULTS OF OPERATIONS

As discussed above, various aspects of American Enterprise Life's business are impacted by equity market levels and other market-based events. Several areas in particular involve DAC and deferred sales inducements, recognition of guaranteed minimum death benefits (GMDB), guaranteed minimum withdrawal benefits (GMWB) and certain other variable annuity benefits, mortality and expense risk and other fees and structured investments. The direction and magnitude of the changes in equity markets can increase or decrease amortization of DAC and deferred sales inducement benefits, incurred amounts under GMDB, GMWB and other variable annuity benefit provisions and mortality and expense risk and other fees and correspondingly affect results of operations in any particular period. Similarly, the value of American Enterprise Life's structured investment portfolios is impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations.

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. American Enterprise Life undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by American Enterprise Life, and other fees received based on the value of those assets; American Enterprise Life's ability to recover Deferred Policy Acquisition Costs (DAC), as well as the timing of such DAC amortization, in connection with the sale of annuity products; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; the ability to improve investment performance in American Enterprise Life's businesses, including attracting and retaining high-quality personnel; the success, timeliness and financial impact, including costs, cost savings and other benefits including increased revenues, of reengineering initiatives being implemented or considered by American Enterprise Life, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the ability to control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer-term investment spending; the potential negative effect on American Enterprise Life's businesses and infrastructure, including information technology, of terrorist attacks, disasters or other catastrophic events in the future; American Enterprise Life's ability to develop and roll out new and attractive products to clients in a timely manner; successfully cross-selling annuity products and services to Ameriprise Financial's customer base; fluctuations in interest rates, which impacts American Enterprise Life's spreads in the annuity businesses; credit trends and the rate of bankruptcies which can affect returns on American Enterprise Life's investment portfolios; lower than anticipated spreads in the annuity business; the types and the value of certain death benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of reinsurance rates and the availability and adequacy of reinsurance to protect American Enterprise Life against losses; negative changes in American Enterprise Life's credit ratings; increasing competition in all American Enterprise Life's annuity business, which could affect both American Enterprise Life's financial condition and results of operations; changes in laws or government regulations; outcomes associated with litigation and compliance and regulatory matters. A further description of these and other risks and uncertainties can be found in American Enterprise Life's Annual Report on Form 10-K for the year ended December 31, 2004 and its other reports filed with the Securities and Exchange Commission (SEC).

PART II. OTHER INFORMATION

AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

Item 1.  Legal Proceedings

         The Securities and Exchange Commission (SEC), the National Association of Securities Dealers (NASD) and several state attorneys general have brought proceedings challenging several mutual fund and variable account financial practices, generally including suitability, late trading, market timing, disclosure of revenue sharing arrangements and inappropriate sales of B shares. American Enterprise Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             See Exhibit Index on page E-1 hereof.

         (b) Reports on Form 8-K.

             Form 8-K, filed May 23, 2005, item 5.02, reporting that on May 18, 2005, Arthur H. Berman resigned his position as Executive Vice President - Finance of the Company. Mr. Berman resigned to assume the role of Senior Vice President and Treasurer of American Express Financial Advisors, Inc. (n/k/a Ameriprise Financial Services, Inc.) and American Express Financial Corporation (n/k/a Ameriprise Financial, Inc.) and not due to any disagreements with the Board, auditors or officers of the Company. In the interim period, Jeryl A. Millner will assume the role of Executive Vice President - Finance of the company until the board of the Company can appoint a new Executive Vice President - Finance. Mr. Berman will continue to serve upon the board of the Company.

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

                                    AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                    ------------------------------------------
                                                    (Registrant)



Date: August 11, 2005               By /s/  Mark E. Schwarzmann
                                       -----------------------------------
                                       Mark E. Schwarzmann
                                       Director, Chairman of the Board and
                                       Chief Executive Officer



Date: August 11, 2005               By /s/ Jeryl A. Millner
                                       -----------------------------------
                                       Jeryl A. Millner
                                       Executive Vice President - Finance
                                       and Chief Financial Officer

                                EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit                               Description
-------                               -----------

31.1 Certification of Mark E. Schwarzmann pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Jeryl A. Millner pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Mark E. Schwarzmann and Jeryl A. Millner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.