Form 10-Q
period 2005-09-30
AMERICAN ENTERPRISE MVA ACCOUNT
filed 2005-11-14
CIK 1093644

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                     or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from ________ to ________

                      Commission file number 333-65080

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 ------------------------------------------
           (Exact name of registrant as specified in its charter)

             INDIANA                                  94-2786905
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


829 AMERIPRISE FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA          55474
-------------------------------------------------------    -----------------
       (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code     (612) 671-3131
                                                  --------------------------

                                    None
----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                 Yes X  No
                                                                  ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                    Yes    No X
                                                                  ---   ---

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                            Yes    No X
                                                                  ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at November 14, 2005
---------------------------------------       --------------------------------
Common Stock (par value $150 per share)                20,000 shares


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                                  FORM 10-Q

                                    INDEX

                                                                       Page No.
                                                                       --------

PART I.  Financial Information:

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - September 30, 2005
                  and December 31, 2004                                      1

                  Consolidated Statements of Income - Three Months
                  Ended September 30, 2005 and 2004                          2

                  Consolidated Statements of Income - Nine Months
                  Ended September 30, 2005 and 2004                          3

                  Consolidated Statements of Cash Flows - Nine Months
                  Ended September 30, 2005 and 2004                          4

                  Consolidated Statements of Stockholder's Equity -
                  Nine Months Ended September 30, 2005 and 2004              5

                  Notes to Consolidated Financial Statements              6-10

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    11-17

         Item 4.  Controls and Procedures                                18-19

Part II. Other Information

         Item 1.  Legal Proceedings                                         20

         Item 6.  Exhibits                                                  20

         Signatures                                                         21

         Exhibit Index                                                     E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                       AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                             CONSOLIDATED BALANCE SHEETS
                                            (thousands, except share data)

                                                                                      September 30,         December 31,
                                                                                          2005                  2004
                                                                                      -------------         ------------
                                                                                       (Unaudited)
Assets
------
Investments:
  Available-for-Sale:
    Fixed maturities, at fair value (amortized cost: 2005, $6,010,457; 2004,
     $6,257,483)                                                                       $5,996,568            $6,368,833
    Preferred and common stocks, at fair value (cost: 2005 and 2004, $6,000)                6,214                 6,246
  Mortgage loans on real estate, at cost (less reserves: 2005 and 2004, $6,862)           361,839               420,899
  Other investments                                                                         1,137                 2,286
                                                                                       ----------            ----------
      Total investments                                                                 6,365,758             6,798,264

Cash and cash equivalents                                                                   6,342                47,356
Amounts due from brokers                                                                    1,352                    71
Other accounts receivable                                                                   6,143                 4,299
Accrued investment income                                                                  66,961                67,655
Deferred policy acquisition costs                                                         333,809               299,708
Deferred sales inducement costs                                                            56,730                49,822
Other assets                                                                                4,720                 3,394
Separate account assets                                                                 2,597,188             1,878,620
                                                                                       ----------            ----------
Total assets                                                                           $9,439,003            $9,149,189
                                                                                       ==========            ==========

Liabilities and Stockholder's Equity
------------------------------------
Liabilities:
  Future policy benefits:
    Fixed annuities                                                                    $5,945,495            $6,325,427
    Variable annuity guarantees                                                             6,009                 5,505
  Policy claims and other policyholders' funds                                             10,668                 4,150
  Amounts due to brokers                                                                    8,100                 6,962
  Deferred income taxes, net                                                               18,836                34,984
  Other liabilities                                                                        43,478                41,826
  Separate account liabilities                                                          2,597,188             1,878,620
                                                                                       ----------            ----------
      Total liabilities                                                                 8,629,774             8,297,474
                                                                                       ----------            ----------

Stockholder's equity:
  Capital stock, $150 par value;
    100,000 shares authorized, 20,000 shares issued and outstanding                         3,000                 3,000
  Additional paid-in capital                                                              591,872               591,872
  Retained earnings                                                                       222,872               199,175
  Accumulated other comprehensive (loss) income, net of tax:
    Net unrealized securities (losses) gains                                               (7,402)               62,082
    Net unrealized derivative losses                                                       (1,113)               (4,414)
                                                                                       ----------            ----------
      Total accumulated other comprehensive (loss) income                                  (8,515)               57,668
                                                                                       ----------            ----------
        Total stockholder's equity                                                        809,229               851,715
                                                                                       ----------            ----------

Total liabilities and stockholder's equity                                             $9,439,003            $9,149,189
                                                                                       ==========            ==========

                                     See Notes to Consolidated Financial Statements

                            AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                                          (thousands)
                                          (Unaudited)

                                                                             Three Months Ended
                                                                                September 30,
                                                                          ------------------------
                                                                            2005            2004
                                                                          --------        --------
Revenues:
     Net investment income                                                $ 86,589        $ 95,403
     Contractholder charges                                                  3,905           3,023
     Mortality and expense risk and other fees                              11,729           6,504
     Net realized (loss) gain on investments                                   (82)          1,018
                                                                          --------        --------
            Total                                                          102,141         105,948
                                                                          --------        --------

Benefits and Expenses:
     Death and other benefits for investment contracts                        (273)          3,356
     Interest credited to account values                                    48,987          56,143
     Amortization of deferred policy acquisition costs                      17,220           9,387
     Separation costs                                                        3,385               -
     Other insurance and operating expenses                                 16,554          24,345
                                                                          --------        --------
            Total                                                           85,873          93,231
                                                                          --------        --------

Income before income tax provision                                          16,268          12,717
Income tax provision                                                         3,777           1,820
                                                                          --------        --------

Net income                                                                $ 12,491        $ 10,897
                                                                          ========        ========


                          See Notes to Consolidated Financial Statements

                                AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (thousands)
                                                (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                  ------------------------
                                                                                    2005            2004
                                                                                  --------        --------
Revenues:
     Net investment income                                                        $263,941        $285,864
     Contractholder charges                                                         10,805           8,278
     Mortality and expense risk and other fees                                      30,185          17,123
     Net realized (loss) gain on investments                                        (1,985)          5,116
                                                                                  --------        --------
              Total                                                                302,946         316,381
                                                                                  --------        --------

Benefits and Expenses:
     Death and other benefits for investment contracts                              10,678          10,140
     Interest credited to account values                                           156,110         171,760
     Amortization of deferred policy acquisition costs                              49,630          39,605
     Separation costs                                                                5,023               -
     Other insurance and operating expenses                                         48,828          54,100
                                                                                  --------        --------
              Total                                                                270,269         275,605
                                                                                  --------        --------

Income before income tax provision and accounting change                            32,677          40,776
Income tax provision                                                                 8,980          21,949
                                                                                  --------        --------
Income before accounting change                                                     23,697          18,827
Cumulative effect of accounting change, net of tax                                       -          (3,562)
                                                                                  --------        --------

Net income                                                                        $ 23,697        $ 15,265
                                                                                  ========        ========

                              See Notes to Consolidated Financial Statements

                                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (thousands)
                                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                 ------------------------------
                                                                                   2005                 2004
                                                                                 ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $  23,697            $  15,265
   Adjustments to reconcile net income to net cash provided by operating activities:
     Change in accrued investment income                                               694                 (260)
     Change in deferred policy acquisition costs, net                              (18,384)             (18,103)
     Change in deferred sales inducement costs, net                                 (4,253)              (2,985)
     Change in policy claims and other policyholders' funds                          6,518                4,157
     Deferred income taxes                                                          19,489               23,205
     Change in other assets and liabilities, net                                     6,112                1,156
     Amortization of premium, net                                                   18,480               19,671
     Net realized loss (gain) on investments                                         1,985               (5,116)
     Cumulative effect of accounting change, net of tax                                  -                3,562
                                                                                 ---------            ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           54,338               40,552
                                                                                 ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Available-for-Sale securities:
     Sales                                                                         411,557              235,867
     Maturities, sinking fund payments and calls                                   398,647              310,338
     Purchases                                                                    (582,553)            (295,629)
   Other investments:
     Sales, maturities, sinking fund payments and calls                             65,176               97,272
     Purchases                                                                      (6,206)              (6,272)
     Change in amounts due to and from brokers, net                                   (143)             (78,897)
                                                                                 ---------            ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                          286,478              262,679
                                                                                 ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Activity related to investment contracts and universal life-type insurance:
     Considerations received                                                        49,933              172,821
     Interest credited to account values                                           156,110              171,760
     Surrenders and other benefits                                                (587,873)            (576,535)
                                                                                 ---------            ---------
NET CASH USED IN FINANCING ACTIVITIES                                             (381,830)            (231,954)
                                                                                 ---------            ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (41,014)              71,277
Cash and cash equivalents at beginning of period                                    47,356                9,065
                                                                                 ---------            ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   6,342            $  80,342
                                                                                 =========            =========

SUPPLEMENTAL DISCLOSURES:
      Income taxes refunded                                                      $    (353)           $  (4,754)
      Interest paid on borrowings                                                $      54            $     378


                              See Notes to Consolidated Financial Statements

                                          AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                                         (thousands)
                                                         (Unaudited)

                                                                                                Accumulated
                                                                              Additional              Other
                                                               Capital           Paid-In      Comprehensive        Retained
                                                  Total          Stock           Capital      Income/(Loss)        Earnings
-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2003                  $823,679         $3,000          $591,872           $ 51,262        $177,545
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                                   15,265                                                              15,265
    Change in net unrealized holding
     gains on Available-for-Sale
     securities, net                              7,718                                               7,718
    Reclassification adjustment for
     losses on derivatives included in
     net income, net                              3,301                                               3,301
                                               --------
Total comprehensive income                       26,284
..............................................................................................................................

Balances at September 30, 2004                 $849,963         $3,000          $591,872           $ 62,281        $192,810
=============================================================================================================================


-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2004                  $851,715         $3,000          $591,872           $ 57,668        $199,175
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
    Net income                                   23,697                                                              23,697
    Change in net unrealized holding
     losses on Available-for-Sale
     securities, net                            (69,484)                                            (69,484)
    Reclassification adjustment for
     losses on derivatives included in
     net income, net                              3,301                                               3,301
                                               --------
Total comprehensive loss                        (42,486)
..............................................................................................................................

Balances at September 30, 2005                 $809,229         $3,000          $591,872           $ (8,515)       $222,872
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

     Separation of Ameriprise Financial
     ----------------------------------
     American Enterprise Life is a wholly-owned subsidiary of IDS Life Insurance Company (IDS Life), a Minnesota Corporation. IDS Life is a wholly-owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial). Prior to August 1, 2005, Ameriprise Financial was known as American Express Financial Corporation. Effective as of the close of business on September 30, 2005, American Express Company (American Express) completed the separation of Ameriprise Financial and the distribution of the Ameriprise Financial common stock to American Express shareholders in a tax free spin-off (the Distribution).

     In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. American Enterprise Life was allocated certain separation and distribution-related expenses incurred as a result of Ameriprise Financial becoming an independent company.

     Separation Costs
     ----------------
     During the quarter ended June 30, 2005, Ameriprise Financial developed an allocation policy for separation costs resulting in the allocation of certain costs to American Enterprise Life that it considered to be a reasonable reflection of separation costs benefiting American Enterprise Life. Separation costs generally consist of allocated employee retention program costs, information technology costs, re-branding and marketing costs and certain consulting expenses related to the separation and distribution of Ameriprise Financial. For the three and nine months ended September 30, 2005, American Enterprise Life was allocated $3.4 million and $5.0 million, respectively, in separation costs.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


     Application of Recently Issued Accounting Standards
     ---------------------------------------------------

     On November 3, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP FAS 115-1 and FAS 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. American Enterprise Life is currently evaluating the impact of FSP FAS 115-1 and FAS 124-1 on American Enterprise Life's results of operations and financial position.

     In September 2005, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts" (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. American Enterprise Life is currently evaluating the impact of SOP 05-1 on American Enterprise Life's results of operations and financial position.

     In June 2004, the FASB issued FSP No. 97-1, "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (SFAS No. 97), Permit or Require Accrual of an Unearned Revenue Liability" (FSP 97-1). The implementation of the AICPA Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1) raised a

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


     question regarding the interpretation of the requirements of SFAS No. 97 concerning when it is appropriate to record an unearned revenue liability. FSP 97-1 clarifies that SFAS No. 97 is clear in its intent and language, and requires the recognition of an unearned revenue liability for amounts that have been assessed to compensate insurers for services to be performed over future periods. SOP 03-1 describes one situation, when assessments result in profits followed by losses, where an unearned revenue liability is required. SOP 03-1 does not amend SFAS No. 97 or limit the recognition of an unearned revenue liability to the situation described in SOP 03-1. The guidance in FSP 97-1 is effective for financial statements for fiscal periods beginning after June 18, 2004. The adoption of FSP 97-1 did not have a material impact on American Enterprise Life's consolidated financial condition or results of operations.

     In July 2003, the AICPA issued SOP 03-1 effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance on separate account presentation and accounting for interests in separate accounts. Additionally, SOP 03-1 provides clarifying guidance as to the recognition of bonus interest and other sales inducement benefits and the presentation of any deferred amounts in the financial statements. Lastly, SOP 03-1 requires insurance enterprises to consider whether to establish additional liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. Where an additional liability is established, the recognition of this liability will then be considered in amortizing deferred policy acquisition costs (DAC) and any deferred sales inducement costs associated with those insurance or annuity contracts.

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

     The AICPA released a series of technical practice aids (TPAs) in September 2004, which provide additional guidance related to, among other things, the definition of an insurance benefit feature and the definition of policy assessments in determining benefit liabilities, as described within SOP 03-1. The TPAs did not have a material effect on American Enterprise Life's calculation of liabilities that were recorded in the first quarter of 2004 upon adoption of SOP 03-1.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


2.   INVESTMENT SECURITIES

     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three and nine months ended September 30:

                                                     Three Months Ended          Nine Months Ended
                                                        September 30,              September 30,
                                                     -------------------       ---------------------
     (thousands)                                      2005         2004          2005         2004
                                                     -------      ------       -------       -------
     Gross realized gains on sales                   $ 1,381      $1,533       $ 7,726       $ 7,260
     Gross realized losses on sales                  $(1,463)     $ (578)      $(8,392)      $(2,045)
     Other-than-temporary impairments                $     -      $    -       $  (229)      $     -

3.   DEFERRED POLICY ACQUISITION COSTS

     The balances and changes in deferred policy acquisition costs were as follows:

                                                               Nine Months Ended        Year Ended
                                                               September 30, 2005    December 31, 2004
                                                               ------------------    -----------------
     (thousands)                                                  (Unaudited)
     Balance, beginning of period                                  $299,708              $296,722
     Impact of SOP 03-1                                                   -                 1,204
     Capitalization of acquisition costs                             68,014                76,378
     Amortization, excluding impact of changes in assumptions       (52,430)              (61,936)
     Amortization, impact of annual third quarter changes in
        DAC-related assumptions                                       2,800                 1,100
     Impact of changes in net unrealized securities losses
        (gains)                                                      15,717               (13,760)
                                                                   --------              --------
     Balance, end of period                                        $333,809              $299,708
                                                                   ========              ========

4.   INCOME TAXES

     American Enterprise Life's effective tax rate was 23 percent during the three months ended September 30, 2005 compared to 14 percent in the three months ended September 30, 2004, due to prior year tax adjustments. American Enterprise Life's effective tax rate was 27 percent for the nine months ended September 30, 2005 compared to 54 percent for the nine months ended September 30, 2004. The variance reflects a reduction in net deferred tax assets which increased the effective rate in 2004.

     As a result of the separation of Ameriprise Financial from American Express, American Enterprise Life will be required to file a short period income tax return through September 30, 2005 which will be included as part of the American Express consolidated income tax return for the year ending December 31, 2005. American Enterprise Life will also be required to file a separate short period tax return as part of an IDS Life consolidated life insurance company income tax return for the period October 1, 2005 through December 31, 2005.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


5.   REGULATORY REQUIREMENTS

     American Enterprise Life is subject to regulatory capital requirements. The actual capital, determined on a statutory basis, as of September 30, 2005 and December 31, 2004 was $631.5 million and $585.0 million, respectively. The regulatory capital requirement, based on the most recent statutory risk-based capital filing was $138.8 million as of December 31, 2004.

6.   COMMITMENTS AND CONTINGENCIES

     At September 30, 2005 and December 31, 2004, American Enterprise Life had commitments to fund mortgage loans on real estate of $5.3 million and $0.2 million, respectively.

     The Securities and Exchange Commission, the National Association of Securities Dealers and several state attorneys general have brought proceedings challenging several mutual fund and variable product financial practices, generally including suitability, late trading, market timing and disclosure of revenue sharing arrangements. American Enterprise Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

     American Enterprise Life and its affiliates are involved in a number of other legal and arbitration proceedings concerning matters arising in connection with the conduct of their respective business activities. In addition, American Enterprise Life is subject to periodic state insurance department regulatory action, through examinations or other proceedings. American Enterprise Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration or regulatory proceedings that would have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

     The IRS routinely examines American Enterprise Life's federal income tax returns and recently completed its audit of American Enterprise Life for the 1993 through 1996 tax years. The IRS is currently conducting an audit of American Enterprise Life for the 1997 through 2002 tax years. Management does not believe there will be a material adverse effect on American Enterprise Life's consolidated financial position or results of operations as a result of these audits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Enterprise Life Insurance Company is a stock life insurance company organized under the laws of the State of Indiana. American Enterprise Life Insurance Company is a wholly-owned subsidiary of IDS Life Insurance Company (IDS Life), a Minnesota corporation. IDS Life is a wholly-owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial). Prior to August 1, 2005, Ameriprise Financial was known as American Express Financial Corporation.

The following discussion may contain forward-looking statements that reflect American Enterprise Life's plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below under "Forward-Looking Statements."

American Enterprise Life principally issues fixed and variable annuity contracts primarily through regional and national financial institutions and regional and/or independent broker-dealers, outside New York. American Enterprise Life Insurance Company owns American Enterprise REO 1, LLC which holds real estate investments. American Enterprise Life Insurance Company and its subsidiary are referred to collectively as "American Enterprise Life" in this Form 10-Q.

Effective as of the close of business on September 30, 2005, American Express Company (American Express) completed the separation of Ameriprise Financial and the distribution of the Ameriprise Financial common stock to American Express shareholders in a tax free spin-off (the Distribution).

In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. American Enterprise Life was allocated certain separation and distribution-related expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses allocated to American Enterprise Life are significant to American Enterprise Life.

American Enterprise Life follows United States generally accepted accounting principles (GAAP), and the following discussion is presented on a consolidated basis consistent with GAAP.

Management's narrative analysis of the results of operations is presented in lieu of management's discussion and analysis of financial condition and results of operations, pursuant to General Instructions H(2) (a) of Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Net income was $12.5 million for the three months ended September 30, 2005, compared to $10.9 million for the three months ended September 30, 2004. The increase reflects lower interest credited and other insurance and operating expenses, partially offset by higher amortization of deferred policy acquisition costs and separation costs.

REVENUES

Net investment income decreased $8.8 million or 9 percent reflecting lower average balances of invested assets.

Mortality and expense risk and other fees increased $5.2 million or 80 percent, reflecting higher average market values of separate account assets and higher net inflows on variable annuity products.

Net realized loss on investments was $0.1 million for the three months ended September 30, 2005 compared to a net realized gain on investments of $1.0 million for the three months ended September 30, 2004. For the three months ended September 30, 2005, $1.4 million of total investment gains were offset by $1.5 million of losses. Included in these total net investment gains and losses were $1.4 million of gross realized gains and $1.5 million of gross realized losses from sales of securities, classified as Available-for-Sale.

For the three months ended September 30, 2004, $2.8 million of total investment gains were partially offset by $1.8 million of losses. Included in these total net investment gains and losses were $1.5 million of gross realized gains and $0.6 million of gross realized losses from sales of securities, classified as Available-for-Sale.

BENEFITS AND EXPENSES

Death and other benefits for investment contracts decreased $3.6 million primarily reflecting favorable mark-to-market adjustments on guaranteed minimum withdrawal benefit rider reserves on variable annuity products.

Interest credited to account values decreased $7.2 million or 13 percent reflecting lower average accumulation values and lower interest crediting rates on fixed annuity products.

Amortization of deferred policy acquisition costs (DAC) increased to $17.2 million for the three months ended September 30, 2005 from $9.4 million for the three months ended September 30, 2004. The increase reflects higher annuity DAC balances, partially offset by the impact of American Enterprise Life's annual third quarter review of various DAC assumptions and practices. See the DAC section below for further discussion of DAC and related third quarter 2005 and 2004 adjustments.

Separation costs generally consist of allocated employee retention program costs, information technology costs, re-branding and marketing costs and certain consulting expenses related to the separation and distribution of Ameriprise Financial. During the quarter ended September 30, 2005, American Enterprise Life recorded $3.4 million in allocated separation costs.

Other insurance and operating expense decreased $7.8 million or 32 percent primarily reflecting favorable mark-to-market adjustments on interest rate swaps for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004.

INCOME TAXES

The effective tax rate increased to 23 percent in the three months ended September 30, 2005 from 14 percent in the three months ended September 30, 2004, due to prior year tax adjustments.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Income before income tax provision and accounting change was $32.7 million for the nine months ended September 30, 2005, compared to $40.8 million for the nine months ended September 30, 2004. The decrease primarily reflects lower net investment income, as further described below.

Net income was $23.7 million for the nine months ended September 30, 2005, compared to $15.3 million for the nine months ended September 30, 2004. Net income for the nine months ended September 30, 2004 reflects the $3.6 million after-tax ($5.5 million pretax) cumulative effect of accounting change as a result of American Enterprise Life's adoption of SOP 03-1. See "Application of Recently Issued Accounting Standards" section of Note 1 to the Consolidated Financial Statements for discussion regarding the impact of adoption of SOP 03-1.

REVENUES

Net investment income decreased $21.9 million or 8 percent reflecting lower average balances of invested assets.

Mortality and expense risk and other fees increased $13.1 million or 76 percent, reflecting higher average market values of separate account assets and higher net inflows on variable annuity products.

Net realized loss on investments was $2.0 million for the nine months ended September 30, 2005 compared to a net realized gain on investments of $5.1 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, $7.7 million of total investment gains were offset by $9.7 million of losses and impairments. Included in these total net investment gains and losses were $7.7 million of gross realized gains and $8.4 million of gross realized losses from sales of securities, as well as $0.2 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale. Included in net realized loss on investments classified as Available-for-Sale for the nine months ended September 30, 2005 were gross realized gains and losses of $1.6 million and $2.8 million, respectively, related to the sale of all of American Enterprise Life's retained interest in a CDO securitization trust, reflecting management's decision to continue to improve the investment portfolio's risk profile through the liquidation of certain structured investments.

For the nine months ended September 30, 2004, $9.0 million of total investment gains were partially offset by $3.9 million of losses and impairments. Included in these total net investment gains and losses were $7.3 million of gross realized gains and $2.0 million of gross realized losses from sales of securities, classified as Available-for-Sale.

BENEFITS AND EXPENSES

Interest credited to account values decreased $15.7 million or 9 percent reflecting lower average accumulation values and lower interest crediting rates on fixed annuity products.

Amortization of DAC increased to $49.6 million for the nine months ended September 30, 2005 from $39.6 million for the nine months ended September 30, 2004. The increase reflects higher annuity DAC balances, partially offset by the impact of American Enterprise Life's annual third quarter review of various DAC assumptions and practices. See the DAC section below for further discussion of DAC and related third quarter 2005 and 2004 adjustments.

Separation costs generally consist of allocated employee retention program costs, information technology costs, re-branding and marketing costs and certain consulting expenses related to the separation and distribution of Ameriprise Financial. For the nine months ended September 30, 2005, American Enterprise Life recorded $5.0 million in allocated separation costs.

Other insurance and operating expense decreased $5.3 million or 10 percent primarily reflecting favorable mark-to-market adjustments on interest rate swaps in the nine months ended September 30, 2005 compared to the same period a year ago.

INCOME TAXES

The effective tax rate decreased to 27 percent in the nine months ended September 30, 2005 from 54 percent in the nine months ended September 30, 2004. The effective tax rate in the nine months ended September 30, 2004 included a reduction in net deferred tax assets which increased the effective rate.

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

Management monitors other principal DAC assumptions, such as persistency, mortality rates, interest margin and maintenance expense level assumptions, each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management reviews and updates these DAC assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an increase in DAC amortization expense while a decrease in amortization percentage will result in a decrease in DAC amortization expense. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period and is reflected in the period in which such changes are made. As a result of these reviews, American Enterprise Life took actions in the third quarter of 2005 and 2004 that impacted DAC balances and expenses. In the third quarter 2005, these actions resulted in a net $2.8 million DAC amortization expense reduction reflecting lower than previous assumed lapse rates on fixed annuities.

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

LIQUIDITY AND CAPITAL RESOURCES

Risk Management
American Enterprise Life through its Board of Directors' investment committees or staff functions, review models projecting different interest rate scenarios, risk/return measures, and their effect on profitability. They also review the distribution of assets in the portfolio by type and credit risk sector. The objective is to structure the investments security portfolio based upon the type and behavior of the liabilities underlying the product portfolios to achieve targeted levels of profitability within defined risk parameters to meet contractual obligations.

American Enterprise Life has developed an asset/liability management approach with separate investment objectives to support specific product liabilities, such as insurance and annuity. As part of this approach, American Enterprise Life develops specific investment guidelines that are designed to optimize trade-offs between risk and return and help ensure the company is able to support future benefit payments under its insurance and annuity obligations. These same objectives must be consistent with management's overall investment objectives for the general account investment portfolio.

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

Capital Strategy
The liquidity requirements of American Enterprise Life are generally met by funds provided by investment income, maturities and periodic repayments of investments, deposits, proceeds from sales of investments as well as capital contributions from IDS Life. The primary uses of funds are annuity benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to IDS Life and investment purchases. American Enterprise Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

Funding Strategy
American Enterprise Life, on a consolidated basis, has available lines of credit with Ameriprise Financial aggregating $50 million. At September 30, 2005, there were no line of credit borrowings outstanding with Ameriprise Financial and no outstanding reverse repurchase agreements. Both the line of credit and the reverse repurchase agreements are used strictly as short-term sources of funds.

Investments include $0.4 billion and $0.5 billion of below investment grade securities (excluding net unrealized appreciation and depreciation) at September 30, 2005 and December 31, 2004, respectively. These investments represent 7 percent and 8 percent of American Enterprise Life's investment portfolio at September 30, 2005 and December 31, 2004, respectively.

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

IMPACT OF MARKET VOLATILITY ON RESULTS OF OPERATIONS

As discussed above, various aspects of American Enterprise Life's business are impacted by equity market levels and other market-based events. Several areas in particular involve DAC and deferred sales inducements, recognition of guaranteed minimum death benefits (GMDB), guaranteed minimum withdrawal benefits (GMWB), guaranteed minimum income benefits (GMIB), guaranteed minimum accumulation benefits (GMAB) and certain other variable annuity benefits, asset management fees, mortality and expense risk and other fees and structured investments. The direction and magnitude of the changes in equity markets can increase or decrease amortization of DAC and deferred sales inducement benefits, incurred amounts under GMDB, GMWB, GMIB, GMAB and other variable annuity benefit provisions, asset management fees and mortality and expense risk and other fees and correspondingly affect results of operations in any particular period. Similarly, the value of American Enterprise Life's structured investment portfolios is impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations.

OTHER REPORTING MATTERS

Accounting Developments

See "Application of Recently Issued Accounting Standards" section of Note 1 to the Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
American Enterprise Life maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission, including controls and procedures designed to ensure that this information is accumulated and communicated to American Enterprise Life's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, American Enterprise Life's disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

American Enterprise Life's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, American Enterprise Life's Chief Executive Officer and Chief Financial Officer have concluded that American Enterprise Life's disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2005.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
American Express has historically provided a variety of corporate and other support services for American Enterprise Life, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services. American Express will continue to provide American Enterprise Life with many of these services pursuant to a transition services agreement for a transition period of up to two years following the separation and distribution. American Enterprise Life is now relying upon American Express as a third party to perform these services, many of which may impact our financial reporting processes. During this transition there have been some changes in personnel and in relative responsibility for oversight of the processes. American Enterprise Life considers this a material change in internal controls over financial reporting.

Other than the changes mentioned above, no other changes in American Enterprise Life's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates have materially affected, or are reasonably likely to materially affect, American Enterprise Life's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. American Enterprise Life undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the success, timeliness and financial impact (including the amount of intercompany costs allocated to American Enterprise Life, cost savings and other benefits including increased revenues), both in the short-term and over time, of reengineering initiatives being implemented or considered by Ameriprise Financial that could impact American Enterprise Life, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the ability to control and manage operating, infrastructure, advertising and promotion expenses as business expands or changes; a downturn in American Enterprise Life's businesses and/or negative changes in American Enterprise Life's credit or financial strength ratings, which could result in decreased liquidity, negative impact on marketing and sale of products, and higher borrowing costs; American Enterprise Life's ability to improve investment performance and reduce outflows of invested funds; American Enterprise Life's ability to develop and introduce new and attractive products to clients in a timely manner and effectively manage the economics in selling a growing volume of non-proprietary mutual funds and other retail financial products to clients; fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by American Enterprise Life, and other fees received based on the value of those assets; American Enterprise Life's ability to recover deferred acquisition costs (DAC), as well as the timing of such DAC amortization, in connection with the sale of annuity and insurance products, and the level of guaranteed minimum death benefits paid to clients; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; American Enterprise Life's ability to avoid deterioration in its high-yield portfolio in order to mitigate losses in its investment portfolio; fluctuations in interest rates, which impact American Enterprise Life's borrowing costs, return on lending products and spreads in the insurance and annuity products; accuracy of estimates for the fair value of the assets in American Enterprise Life's investment portfolio and, in particular, those investments that are not readily marketable; the potential negative effect on American Enterprise Life's businesses and infrastructure, including information technology, of terrorist attacks, disasters or other catastrophic events in the future; changes in laws or government regulations, including changes in tax laws or regulations that could result in the elimination of certain tax benefits; outcomes and costs associated with litigation and compliance and regulatory matters; lower than anticipated spreads in the annuity business; the type and the value of certain benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of reinsurance rates and the availability and adequacy of reinsurance; and competitive pressures in American Enterprise Life's business. A further description of these and other risks and uncertainties can be found in American Enterprise Life's Annual Report on Form 10-K for the year ended December 31, 2004, and its other reports filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

Item 1.    Legal Proceedings

           The Securities and Exchange Commission, the National
           Association of Securities Dealers and several state attorneys general have brought proceedings challenging several mutual fund and variable product financial practices, generally including suitability, late trading, market timing and disclosure of revenue sharing arrangements. American Enterprise Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

           American Enterprise Life and its affiliates are involved in a number of other legal and arbitration proceedings concerning matters arising in connection with the conduct of their respective business activities. In addition, American Enterprise Life is subject to periodic state insurance department regulatory action, through examinations or other proceedings. American Enterprise Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration or regulatory proceedings that would have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

Item 6.    Exhibits

           See Exhibit Index on page E-1 hereof.

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

                                  AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                  ------------------------------------------
                                               (Registrant)





Date: November 14, 2005               By   /s/ Mark E. Schwarzmann
                                           -----------------------------------
                                           Mark E. Schwarzmann
                                           Director, Chairman of the Board and
                                           Chief Executive Officer



Date: November 14, 2005               By   /s/ Brian J. McGrane
                                           -----------------------------------
                                           Brian J. McGrane
                                           Executive Vice President and
                                           Chief Financial Officer

                                EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit                          Description
-------                          -----------

  *10.1 Copy of Investment Management and Services Agreement by and between American Enterprise Life Insurance Company and
           RiverSource Investments, LLC, dated October 1, 2005.

  *31.1 Certification of Mark E. Schwarzmann pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

  *31.2 Certification of Brian J. McGrane pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

  *32.1 Certification of Mark E. Schwarzmann and Brian J. McGrane pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

*          Filed electronically herewith.