Form 10-K
period 2005-12-31
AMERICAN ENTERPRISE MVA ACCOUNT
filed 2006-03-10
CIK 1093644

==============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                         --------------------------

                                  FORM 10-K

                         --------------------------


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                     OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________TO ________

                      COMMISSION FILE NUMBER 333-65080

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 ------------------------------------------
           (Exact name of registrant as specified in its charter)

INDIANA                                                                    94-2786905
----------------------------------------------------------------           ------------------------------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)


829 AMERIPRISE FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA                    55474
----------------------------------------------------------------           ------------------------------------------
(Address of principal executive offices)                                   (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (612) 671-3131
                                                         --------------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                      Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.                     Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                             Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at March 9, 2006
 ---------------------------------------      ----------------------------
 Common Stock (par value $150 per share)             20,000 shares

All outstanding shares of the registrant are owned by IDS Life Insurance Company, a wholly-owned subsidiary of Ameriprise Financial, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)
(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

==============================================================================

                                                 TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER

PART I                                                                                                         PAGE
1.       Business.............................................................................................   1
1A.      Risk Factors.........................................................................................   6
1B.      Unresolved Staff Comments............................................................................  15
2.       Properties...........................................................................................  15
3.       Legal Proceedings....................................................................................  15
4.       Submission of Matters to a Vote of Security Holders..................................................  15

PART II
5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
         Securities...........................................................................................  15
6.       Selected Financial Data..............................................................................  15
7.       Management's Discussion and Analysis of Consolidated Financial Condition and
         Results of Operations................................................................................  16
7A.      Quantitative and Qualitative Disclosures About Market Risk...........................................  27
8.       Financial Statements and Supplementary Data..........................................................  27
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................  27
9A.      Controls and Procedures..............................................................................  28
9B.      Other Information....................................................................................  29
10.      Directors and Executive Officers of the Registrant...................................................  29
11.      Executive Compensation...............................................................................  29
12.      Security Ownership of Certain Beneficial Owners and Management and Related
         Stockholder Matters..................................................................................  29
13.      Certain Relationships and Related Transactions.......................................................  29

PART III
14.      Principal Accounting Fees and Services...............................................................  29

PART IV
15.      Exhibits, Financial Statement Schedules..............................................................  30
         Signatures...........................................................................................  31
         Index to Financial Statements........................................................................  F-1
         Exhibit Index........................................................................................  E-1

                                   PART I
                                   ------

ITEM 1.  BUSINESS

                                INTRODUCTION
                                ------------

American Enterprise Life Insurance Company is a stock life insurance company domiciled in Indiana, which holds Certificates of Authority in the District of Columbia and all states except New York. American Enterprise Life Insurance Company is a wholly-owned subsidiary of IDS Life Insurance Company (IDS Life), which is domiciled in Minnesota. IDS Life is a wholly-owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial).

American Enterprise Life Insurance Company owns American Enterprise REO 1, LLC which holds real estate investments. American Enterprise Life Insurance Company and its subsidiary are referred to collectively as "American Enterprise Life" in this Form 10-K.

American Enterprise Life provides RiverSource branded financial products and wholesaling services to support its annuity operations. American Enterprise Life principally underwrites fixed and variable annuity contracts primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York. In past years, American Enterprise Life issued a nominal number of variable universal life contracts.

American Enterprise Life distributes annuities through non-affiliated representatives and agents of third party distributors. Ameriprise Financial Services, Inc., a subsidiary of Ameriprise Financial, serves as the distributor of variable annuities issued by American Enterprise Life.

Prior to August 1, 2005, Ameriprise Financial was referred to as American Express Financial Corporation. On February 1, 2005, American Express Company (American Express) announced its intention to pursue the disposition of 100% of its shareholdings in what is now Ameriprise Financial (the Separation) through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation and distribution of common shares to American Express shareholders (the Distribution). In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. American Enterprise Life was allocated certain separation and Distribution-related expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses allocated to American Enterprise Life are significant to American Enterprise Life.

                      AMERIPRISE FINANCIAL'S NEW BRAND
                      --------------------------------

In connection with the separation, Ameriprise Financial launched a new brand name strategy for its businesses. In October 2005, it began marketing its annuity products under the RiverSource brand. The transition of the annuity products to the RiverSource brand is expected to be completed by the end of 2006.

Ameriprise Financial will streamline the organizational structure of its insurance business by consolidating certain of its insurance subsidiaries at year-end 2006. This organization will incorporate the new RiverSource branding strategy into the names of Ameriprise Financial's insurance company subsidiaries and is expected to result in certain expense and capital-deployment efficiencies. It is expected that the formal legal entity consolidation and legal entity name changes with respect to the insurance company subsidiaries will not be complete until year-end 2006 due to the time required to obtain all necessary state regulatory approvals.

                    ANNUITIES: PRODUCT FEATURES AND RISKS
                    -------------------------------------

American Enterprise Life's principal products are fixed and variable deferred annuities, which are issued to a broad range of consumers through third party distribution channels. Under fixed and variable deferred annuities, assets accumulate until the contract is surrendered, the contract owner (or in some contracts, the annuitant) dies, or the contract owner or annuitant begins receiving benefits under an annuity payout option.

American Enterprise Life had fixed and variable annuity cash sales in 2005 of $1.0 billion, up from 2004 as a result of a 64% increase in variable annuities, partially offset by a decrease in fixed annuities. In 2005, 97% of these annuity cash sales were related to variable annuities. The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets. In times of lackluster performance in equity markets, fixed sales are generally stronger. In times of superior performance in equity markets, variable sales are generally stronger. The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors. American Enterprise Life receives fees charged on assets allocated to its separate accounts. Investment management performance is critical to the profitability of the annuity business.

VARIABLE ANNUITIES
A variable annuity provides a contract owner with investment returns linked to the underlying investment options of the contract owner's choice. Most variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 3% as of December 31, 2005.

Contract purchasers can choose to add various optional benefit provisions to meet their needs. These include enhanced guaranteed minimum death benefit
(GMDB), guaranteed minimum withdrawal benefit (GMWB), guaranteed minimum income benefit (GMIB) and guaranteed minimum accumulation benefit (GMAB) provisions. In general, these provisions can help protect contract owners and beneficiaries from a shortfall in death or living benefits due to a decline in the value of the underlying investment accounts.

Innovative features for annuity products have continued to evolve. These features include GMDBs and enhanced earnings death benefit or an enhanced earnings plus death benefit for an additional charge. These death benefit riders are intended to provide additional benefits to offset expenses after the contract owner's death.

Innovative features for annuity products also include the GMWB, designed to protect the contract owner's principal against a declining market during the life of the annuity contract by allowing the client to withdraw the principal over a period of time. For example, RiverSource Innovations Select(SM) Variable Annuity contract owners age 80 or younger at contract issue may purchase the optional Guarantor Withdrawal Benefit rider for an additional charge which guarantees that limited withdrawals may be taken over a period of time, regardless of the investment performance of the contract.

RiverSource Innovations Select(SM) Variable Annuity contract owners age 79 or younger at contract issue can obtain the principal-back guarantee by purchasing the optional Accumulation Protector Benefit(SM) rider for an additional charge, which provides a guaranteed contract value at the end of a ten-year waiting period. These are known in the industry as guaranteed minimum accumulation benefits or GMABs. The guaranteed value is the total amount of purchase payments made minus any withdrawals, regardless of the investment performance of the contract.

American Enterprise Life issues certain variable annuity contracts that contain a GMIB feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. American Enterprise Life bears the risk that protracted under-performance of the financial markets could result in GMIB being higher than what accumulated contract owner account balances would support.

The general account assets of American Enterprise Life support the contractual obligations under the guaranteed benefit riders American Enterprise issues (see "General and Variable Account Assets-The General Account" below). As a result, American Enterprise Life bears the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support. American Enterprise Life's exposure to risk from these guaranteed benefits generally will increase when equity markets decline.

FIXED ANNUITIES
American Enterprise Life's fixed annuity products provide a contract owner with a cash value that increases by a fixed interest rate. Fixed rates are periodically reset at the discretion of American Enterprise Life subject to certain policy terms establishing minimum guaranteed interest crediting rates. American Enterprise Life's earnings from fixed annuities are based upon the spread between rates earned on assets purchased with fixed annuity deposits and the rates at which interest is credited to its fixed annuity contracts.

American Enterprise Life resets interest rates based on a number of factors, including interest rate scenario models and risk/return measures. The fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1.5% to 4.5% as of December 31, 2005. In 2003, and in response to a declining interest rate environment, several states adopted an interim regulation allowing for a guaranteed minimum interest crediting rate of 1.5% and/or a model regulation providing for a guaranteed indexed rate and have now adopted regulations that mirror the National Association of Insurance Commissioners (NAIC) model regulation for a guaranteed index rate. In response, American Enterprise Life filed a number of contract changes in recent years to implement lower minimum guarantees. American Enterprise Life will continue to implement contract changes as states continue to adopt the new model regulation or as the interim regulation expires according to its terms.

                     GENERAL AND VARIABLE ACCOUNT ASSETS
                     -----------------------------------

Depending on the annuity product purchased, the assets of American Enterprise Life's contractholders may be placed in the general account of American Enterprise Life (the general account) for fixed products and for the fixed account options under certain variable products or, in the case of variable annuity products, in separate accounts that invest in underlying investment options (the variable account).

THE GENERAL ACCOUNT
Assets in the general account support all obligations of American Enterprise Life other than those supported by the separate accounts. American Enterprise Life bears the investment risk of the general account assets.

In the general account, American Enterprise Life, through its investment manager, RiverSource Investments, LLC, primarily invests in fixed maturity securities over a broad range of maturities for the purpose of providing a targeted rate of return on its investments while controlling risk. The majority of these fixed maturity securities are interest-bearing investments such as government obligations, mortgage-backed obligations and various corporate debt instruments. American Enterprise Life does not invest in securities to generate trading profits.

In accordance with regulatory investment guidelines, American Enterprise Life, through its board of directors or board of directors investment committee or staff functions, review models projecting different interest rate scenarios, risk/return measures, and their effect on profitability. They also review the distribution of assets in the portfolio by type and credit risk sector. The objective is to structure the investment securities portfolio in the general account to meet contractual obligations under the annuity products and achieve targeted levels of profitability within defined risk parameters.

American Enterprise Life has the discretion to set the rate of interest credited to contract owners' accounts subject to each contract's guaranteed minimum interest crediting rate. As of December 31, 2005, this rate varied among fixed accounts and was as low as 1.5% and as high as 6.5%. To the extent the yield on American Enterprise Life's invested general account asset portfolio declines below its target spread plus the minimum guarantee, American Enterprise Life's profitability would be negatively affected.

The interest rates credited to contract owners' fixed accounts generally reset towards new business rates; therefore, margins may be negatively impacted by increases in the general level of interest rates. Part of American Enterprise Life's strategy includes the use of derivatives, such as interest rate caps, swaps and floors, for risk management purposes. These derivatives help protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby lessening the impact of an increase in rates credited to contract owners' fixed accounts. Conversely, in a low interest rate environment, such as that experienced recently, margins may be negatively impacted as the interest rates available on American Enterprise Life's invested assets approach guaranteed minimum interest rates on the annuity contracts in force. This negative impact may be compounded by the fact that many of these interest-bearing investments are callable or pre-payable by the issuer and calls and prepayments are more likely to occur in a low interest rate environment. In light of the interest rate environment in 2003, when interest rates were at relative lows, American Enterprise Life imposed a fixed account allocation and transfer requirements for new variable annuity sales.

THE VARIABLE ACCOUNTS
Annuity products offer variable account investment options. In addition, many of these products offer fixed account options. Under the variable account option, contract owners bear the investment risk. The variable accounts are registered as unit investment trusts under the Investment Company Act of 1940. State insurance law prescribes that variable accounts constitute a separate operation from the general account and as such are only available to fund the liabilities of the separate accounts. Under the subaccounts of each variable account, American Enterprise Life credits or charges income, capital gains and losses only to that subaccount.

Generally, the variable accounts consist of a number of subaccounts, each of which invests in shares of a particular fund. Contract owners can allocate their payments among these variable subaccounts. The underlying funds are managed both by affiliated and unaffiliated third-party money managers. These funds invest in portfolios containing a variety of securities including common stocks, bonds, managed assets and/or short-term securities. The value of the subaccounts fluctuates with the investment return of the underlying funds in which the subaccounts invest.

American Enterprise Life's major source of revenue from the variable annuities it issues is the fees it receives, including mortality and expense risk and other fees. In addition, American Enterprise Life also receives marketing and administrative support payments from the affiliates of other companies' funds included as investment options in its variable products. These fees vary based on the level of variable account assets.

Variable annuities, with the exception of assets relating to their fixed account options, are "separate account" rather than general account products.

                                 COMPETITION
                                 -----------

The annuity business is highly competitive, and American Enterprise Life competes with numerous other insurance companies, as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries that market annuities, mutual funds and other retirement-oriented products.

Competitive factors affecting the sale of American Enterprise Life's annuity products include:

     o    financial strength ratings from agencies such as A. M. Best;
     o the breadth, quality, design and pricing of products and services offered;
     o    guaranteed benefit features;
     o    the effectiveness of advertising and promotion campaigns;
     o    reputation and recognition in the marketplace;
     o    distribution capabilities and compensation; and
     o    the quality of customer service.

                                 REGULATION
                                 ----------

The Indiana Department of Insurance is the domiciliary regulator of American Enterprise Life Insurance Company. American Enterprise Life is also regulated by each of the insurance regulators in the states where it is authorized to transact the business of insurance. These other states also regulate such matters as the licensing of sales personnel and, in some cases, the marketing and content of annuity contracts. The primary purpose of such regulation and supervision is to protect the interests of contractholders. Financial regulation of American Enterprise Life is extensive and its financial and intercompany transactions (such as intercompany dividends and investment activity) are often subject to pre-notification and continuing evaluation by the Indiana Department of Insurance. Virtually all states require participation in insurance guaranty associations, which assess insurance companies in order to fund claims of contractholders of insolvent insurance companies.

Insurance companies have recently been the subject of increasing regulatory, legislative and judicial scrutiny. Numerous state and federal regulatory agencies have commenced investigations regarding sales and marketing practices, compensation arrangements and anticompetitive activities, and market timing and late trading in connection with insurance, annuity and mutual fund products. American Enterprise Life has been contacted by regulatory agencies for information relating to some of these investigations and is cooperating with those inquiries. American Enterprise Life has reviewed its compensation arrangements and other operations that may be affected by these regulatory investigations. In addition, American Enterprise Life is reviewing the legal precedents and new industry-wide legislation, rules and regulations that may arise from ongoing investigations.

At the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of annuities, accounting procedures, and the treatment of persons differently because of gender, with respect to terms, conditions, rates or benefits of an annuity. Adoption of any new federal regulation in any of these areas could potentially have an adverse effect upon American Enterprise Life. Also, recent federal legislative proposals aimed at the promotion of tax-advantaged savings may adversely impact American Enterprise Life's sales of annuity products if enacted.

                         FINANCIAL STRENGTH RATINGS
                         --------------------------

American Enterprise Life Insurance Company receives ratings from independent rating agencies. Ratings are important to maintaining public confidence in American Enterprise Life. Lowering of American Enterprise Life's ratings could have a material adverse effect on its ability to market its products and could lead to increased surrenders. Rating agencies continually evaluate the financial soundness and claims-paying ability of insurance companies based on a number of different factors.

More specifically, the ratings assigned are developed from an evaluation of a company's balance sheet strength, operating performance and business profile. Balance sheet strength reflects a company's ability to meet its current and ongoing obligations to its contractholders and includes analysis of a company's capital adequacy. The evaluation of operating performance centers on the stability and sustainability of a company's source of earnings. The analysis of business profile reviews a company's mix of business, market position and depth and experience of management. The ratings relate to an insurer's general account and not to the management or performance of the variable accounts.

American Enterprise Life Insurance Company does not receive an individual rating, but receives the same rating as its parent company, IDS Life Insurance Company. American Enterprise Life Insurance Company is currently rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength was rated "Aa3" (Excellent) by Moody's Investors Service, Inc. (Moody's), "AA-" (Very Strong) by Fitch, and "AA-" (Very Strong) by Standards & Poor's.

                             RISK-BASED CAPITAL
                             ------------------

The NAIC defines Risk-Based Capital (RBC) requirements for life insurance companies. The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory actions designed to protect contractholders. The NAIC RBC report is completed as of December 31 and filed annually, along with the statutory financial statements.

American Enterprise Life Insurance Company would be subject to various levels of regulatory intervention if its total adjusted statutory capital were to fall below the RBC requirement. At the "company action level," defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The "regulatory action level," which is between 75% and 50% of the RBC requirement, subjects an insurer to examination, analysis and specific corrective action prescribed by the primary state regulator. If a company's total adjusted capital falls between 50% and 35% of its RBC requirement, referred to as "authorized control level," the insurer's primary state regulator may place the insurer under regulatory control. Insurers with total adjusted capital below 35% of the requirement will be placed under regulatory control.

At December 31, 2005, American Enterprise Life Insurance Company's company action level RBC was $125.3 million, and the corresponding total adjusted capital was approximately $583.3 million, which represents 466% of the company action level RBC.

As described above, American Enterprise Life Insurance Company maintains capital well in excess of the company action level required by the Indiana Department of Insurance, its primary regulator.

ITEM 1A. RISK FACTORS

If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on American Enterprise
Life's business, financial condition or results of operations. Based on current information, the following information identifies the most significant risk factors affecting American Enterprise Life in each of these categories of risk. However, the risks and uncertainties American Enterprise Life faces are not limited to those described below. Additional risks and uncertainties which are not presently known or which are currently believed to be immaterial may also adversely affect American Enterprise Life's business.

            RISKS RELATING TO AMERICAN ENTERPRISE LIFE'S BUSINESS
            -----------------------------------------------------

INTEREST RATE FLUCTUATIONS COULD ADVERSELY AFFECT AMERICAN ENTERPRISE LIFE'S BUSINESS AND PROFITABILITY.

American Enterprise Life's annuity products are sensitive to interest rate fluctuations, and its future costs associated with such variations may differ from its historical costs. In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of its variable annuity products.

During periods of increasing market interest rates, American Enterprise Life must offer higher crediting rates on interest-sensitive products, such as fixed annuities, to keep these products competitive. Because returns on invested assets may not increase as quickly as current interest rates, American Enterprise Life may have to accept a lower "spread," or the difference between the returns it earns on the investments that support its obligations under these products and the amounts that it must pay contractholders, and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased withdrawals from annuity contracts, as contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected flow of cash out of the business. Also, increases in market interest rates may result in extension of the maturity of some of American Enterprise Life's investment assets. These earlier outflows and asset maturity extensions may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on American Enterprise Life's financial condition and results of operations. An increase in policy surrenders and withdrawals also may require American Enterprise Life to accelerate amortization of deferred policy acquisition costs (DAC), which would increase its expenses and reduce its net earnings.

During periods of falling interest rates, American Enterprise Life's spread may be reduced. Because American Enterprise Life may adjust the interest rates it credits on most of these products downward only at limited, pre-established intervals, and because some of them have guaranteed minimum crediting rates, its spreads could decrease and potentially become negative.

Interest rate fluctuations also could have an adverse effect on the results of American Enterprise Life's investment portfolio. During periods of declining market interest rates, the interest American Enterprise Life receives on variable interest rate investments decreases. In addition, during those periods, American Enterprise Life is forced to reinvest the cash it receives as interest or return of principal on its investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that American Enterprise Life may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments.

For additional information regarding the sensitivity of the fixed income securities in American Enterprise Life's investment portfolio to interest rate fluctuations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management."

POOR INVESTMENT PERFORMANCE IN AMERICAN ENTERPRISE LIFE'S PRODUCTS COULD ADVERSELY AFFECT ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

American Enterprise Life believes that investment performance is an important factor in the growth of its variable annuity business. Poor investment performance could impair revenues and earnings, as well as American Enterprise Life's prospects for growth, because:

     o    sales of variable products might decrease;

     o existing clients might withdraw assets from American Enterprise Life's variable products in favor of better performing products of other companies, which would result in lower revenues; and

     o American Enterprise Life's ability to attract funds from existing and new clients might diminish.

A DOWNGRADE OR A POTENTIAL DOWNGRADE IN AMERICAN ENTERPRISE LIFE'S FINANCIAL STRENGTH RATINGS COULD RESULT IN A LOSS OF BUSINESS AND ADVERSELY AFFECT ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial strength ratings, which various ratings organizations publish as a measure of an insurance company's ability to meet contractholder obligations, are important to maintaining public confidence in American Enterprise Life's products, the ability to market its products and its competitive position. Any downgrade in American Enterprise Life's financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on its financial condition and results of operations in many ways, including:

     o    reducing new sales of annuity products;

     o adversely affecting American Enterprise Life's relationships with distributors of its products;

     o materially increasing the number or amount of policy surrenders and withdrawals by contractholders; and

     o requiring American Enterprise Life to reduce prices for many of its products to remain competitive.

DOWNTURNS AND VOLATILITY IN EQUITY MARKETS COULD ADVERSELY AFFECT AMERICAN ENTERPRISE LIFE'S BUSINESS AND PROFITABILITY.

Significant downturns and volatility in equity markets could have an adverse effect on American Enterprise Life's financial condition and results of operations. Market downturns and volatility may cause potential new purchasers to refrain from purchasing American Enterprise Life's variable annuities that have returns linked to the performance of the equity markets. Downturns may also cause contractholders in annuity products to withdraw cash values from those products.

Additionally, downturns and volatility in equity markets can have an adverse effect on American Enterprise Life's revenues because the value of investments under management will be reduced. Some of its variable annuity products contain GMDB, GMWB, GMIB and GMAB riders. A significant market decline could result in guaranteed minimum benefits being higher than what current account values would support, which could have an adverse effect on American Enterprise Life's financial condition and results of operations.

For additional information regarding the sensitivity of American Enterprise Life's business results to equity market fluctuations, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Risk Management."

DEFAULTS IN AMERICAN ENTERPRISE LIFE'S FIXED INCOME SECURITIES PORTFOLIO WOULD ADVERSELY AFFECT ITS EARNINGS.

Issuers of the fixed income securities that American Enterprise Life owns may default on principal and interest payments. At December 31, 2005 and 2004, 7% and 8%, respectively, of American Enterprise Life's investment portfolio had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings that default on their debt obligations, as occurred in 2001 and 2002. As of December 31, 2005, American Enterprise Life had fixed income securities in or near default (where the issuer had missed payment of principal or interest or entered bankruptcy) with a fair value of $4.9 million. Default-related declines in the value of American Enterprise Life's fixed income securities portfolio could cause its net earnings to decline and could weaken its capital position.

SOME OF AMERICAN ENTERPRISE LIFE'S INVESTMENTS ARE RELATIVELY ILLIQUID.

American Enterprise Life invests a portion of its owned assets in privately placed fixed income securities, mortgage loans and real estate, among others, all of which are relatively illiquid. These asset classes represented approximately 7.7% of the carrying value of American Enterprise Life's investment portfolio as of December 31, 2005. If American Enterprise Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner, or be forced to sell them for an amount less than it would otherwise have been able to realize, or both. For example, if an unexpected number of contractholders of its annuity products exercise their surrender right and American Enterprise Life is unable to access other liquidity sources, it may have to quickly liquidate assets. Any inability to quickly dispose of illiquid investments could have an adverse effect on American Enterprise Life's financial condition and results of operations.

INTENSE COMPETITION COULD NEGATIVELY AFFECT AMERICAN ENTERPRISE LIFE'S ABILITY TO MAINTAIN OR INCREASE ITS MARKET SHARE AND PROFITABILITY.

American Enterprise Life operates in an intensely competitive industry. American Enterprise Life competes based on a number of factors including name recognition, service, product performance and features, price, perceived financial strength, and claims-paying ratings. American Enterprise Life's competitors include insurers and other financial institutions. American Enterprise Life may face competitors that have greater market share, offer a broader range of products, have greater financial resources; or offer higher claims-paying ratings than American Enterprise Life does.

AMERICAN ENTERPRISE LIFE'S AFFILIATES MAY BE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL.

American Enterprise Life's continued success depends to a substantial degree on its affiliates' ability to attract and retain qualified personnel to conduct its business. The market for qualified talent is extremely competitive and has grown more so in recent periods due to industry growth. There can be no assurance that American Enterprise Life's affiliates will be successful in their efforts to recruit and retain the required personnel. If American Enterprise Life's affiliates are unable to attract and retain qualified individuals or their recruiting and retention costs increase significantly, its operations and financial results could be materially adversely affected.

IF THE COUNTERPARTIES TO THE DERIVATIVE INSTRUMENTS AMERICAN ENTERPRISE LIFE USES TO HEDGE ITS BUSINESS RISKS DEFAULT, AMERICAN ENTERPRISE LIFE MAY BE EXPOSED TO RISKS IT HAD SOUGHT TO MITIGATE, WHICH COULD ADVERSELY AFFECT ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

American Enterprise Life uses derivative instruments to hedge various business risks. American Enterprise Life enters into a variety of derivative instruments with a number of counterparties. If American Enterprise Life's counterparties fail to honor their obligations under the derivative instruments, its hedges of the related risk will be ineffective. That failure could have an adverse effect on its financial condition and results of operations that could be material.

AMERICAN ENTERPRISE LIFE'S BUSINESS IS HEAVILY REGULATED, AND CHANGES IN REGULATION MAY REDUCE ITS PROFITABILITY AND LIMIT ITS GROWTH.

American Enterprise Life operates in a highly regulated industry, and is required to obtain and maintain licenses for its business in addition to being subject to regulatory oversight. Regulators have significantly increased the level of regulation in recent years and have several outstanding proposals for additional regulation. Various regulatory and governmental bodies have the authority to review its products and business practices and those of its employees and to bring regulatory or other legal actions against American Enterprise Life if, in their view, its practices are improper.

Compliance with applicable laws and regulations is time consuming and personnel-intensive. Changes in these laws and regulations may increase materially American Enterprise Life's direct and indirect compliance and other expenses of doing business. The costs of the compliance requirements American Enterprise Life faces, and the constraints they impose on its operations, could have a material adverse effect on American Enterprise Life's financial condition and results of operations. For a further discussion of the regulatory framework in which American Enterprise Life operates, see "Business--Regulation." For more information regarding ongoing investigations, see "Item 3--Legal Proceedings."

LEGAL AND REGULATORY ACTIONS ARE INHERENT IN AMERICAN ENTERPRISE LIFE'S BUSINESS AND COULD RESULT IN FINANCIAL LOSSES OR HARM ITS BUSINESS.

American Enterprise Life is, and in the future may be, subject to legal and regulatory actions in the ordinary course of its operations. Substantial legal liability in legal or regulatory actions could have a material financial effect or cause significant reputational harm, which in turn could seriously harm its business prospects.

COMPETITIVE AND REGULATORY PRESSURES MAY REQUIRE AMERICAN ENTERPRISE LIFE TO REDUCE THE LEVELS OF ITS FEES.

American Enterprise Life's profit margins and earnings are dependent in part on its ability to maintain current fee levels for the products and services that it offers. Competition within the financial services industry could lead American Enterprise Life to reduce the fees that it charges its clients for products and services. See the risk factor entitled "Intense competition could negatively affect American Enterprise Life's ability to maintain or increase its market share and profitability." In addition, American Enterprise Life may be required to reduce its fee levels, or restructure the fees it charges, as a result of regulatory initiatives or proceedings that are either industry-wide or specifically targeted at American Enterprise Life. See the risk factor entitled "American Enterprise Life's business is heavily regulated, and changes in regulation may reduce its profitability and limit its growth" and "Item 3--Legal Proceedings" for more information regarding this and other regulatory matters. Reductions or other changes in the fees that American Enterprise Life charges for its products and services could reduce its revenues and earnings.

MISCONDUCT BY AMERICAN ENTERPRISE LIFE'S AFFILIATES' EMPLOYEES IS DIFFICULT TO DETECT AND DETER AND COULD HARM AMERICAN ENTERPRISE LIFE'S BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

Misconduct by American Enterprise Life's affiliates' employees could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct can occur in each of American Enterprise Life's businesses and could include:

     o attempting to bind American Enterprise Life to transactions that exceed authorized limits;

     o hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses;

     o improperly using, disclosing, or otherwise compromising confidential information;

     o    engaging in fraudulent or otherwise improper activity;

     o engaging in unauthorized or excessive trading to the detriment of customers; or

     o otherwise not complying with laws or American Enterprise Life's control procedures.

American Enterprise Life cannot always deter misconduct by agents and the precautions American Enterprise Life takes to prevent and detect this activity may not be effective in all cases. American Enterprise Life also cannot provide assurance that misconduct by agents will not lead to a material adverse effect on its business, results of operations or financial condition.

IF AMERICAN ENTERPRISE LIFE'S RESERVES FOR FUTURE POLICY BENEFITS AND CLAIMS ARE INADEQUATE, IT MAY BE REQUIRED TO INCREASE ITS RESERVE LIABILITIES, WHICH COULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

American Enterprise Life establishes reserves as estimates of its liabilities for future obligations under its products. Reserves do not represent an exact calculation of liability, but rather are estimates of contract benefits and related expenses American Enterprise Life expects to incur over time. The assumptions and estimates American Enterprise Life makes in establishing reserves require certain judgments about future experience and, therefore, are inherently uncertain. American Enterprise Life cannot determine with precision the actual amounts that it will pay for contract benefits, the timing of payments, or whether the assets supporting its stated reserves will increase to the levels it estimates before payment of benefits or claims. American Enterprise Life monitors its reserve levels continually. If American Enterprise Life were to conclude that its reserves are insufficient to cover actual or expected contract benefits, it would be required to increase its reserves and potentially incur income statement charges for the period in which it makes the determination, which could adversely affect its results of operations and financial condition. For more information on how American Enterprise Life sets its reserves, see Note 1 to the Consolidated Financial Statements.

AMERICAN ENTERPRISE LIFE MAY FACE LOSSES IF MORTALITY RATES DIFFER SIGNIFICANTLY FROM ITS PRICING EXPECTATIONS.

American Enterprise Life sets prices for some annuity products based upon expected claim payment patterns, derived from assumptions American Enterprise Life makes about the mortality rates, or likelihood of death, of its contractholders. The long-term profitability of these products depends upon how American Enterprise Life's actual experience compares with its pricing assumptions. For example, if mortality rates are lower than its pricing assumptions, American Enterprise Life could be required to make greater payments under annuity contracts than it had projected. If mortality rates are higher than its pricing assumptions, American Enterprise Life could be required to make greater payments under its annuity contracts with guaranteed minimum death benefits than it had projected.

AMERICAN ENTERPRISE LIFE MAY FACE LOSSES IF THERE ARE SIGNIFICANT DEVIATIONS FROM ITS ASSUMPTIONS REGARDING THE FUTURE PERSISTENCY OF ITS ANNUITY CONTRACTS.

The prices and expected future profitability of American Enterprise Life's deferred annuity products are based in part upon expected patterns of expenses and benefits, using a number of assumptions, including those related to persistency, which is the probability that a contract will remain in force from one period to the next. The effect of persistency on profitability varies for different products. For most of its deferred annuity products, actual persistency that is lower than its persistency assumptions could have an adverse impact on profitability, especially in the early years of a contract, primarily because American Enterprise Life would be required to accelerate the amortization of expenses it deferred in connection with the acquisition of the contract.

Because American Enterprise Life's assumptions regarding persistency experience are inherently uncertain, reserves for future policy benefits and claims may prove to be inadequate if actual persistency experience is different from those assumptions. Significant deviations in experience from pricing expectations regarding persistency could have an adverse effect on the profitability of American Enterprise Life's products.

AMERICAN ENTERPRISE LIFE MAY BE REQUIRED TO ACCELERATE THE AMORTIZATION OF DAC, WHICH WOULD INCREASE ITS EXPENSES AND REDUCE PROFITABILITY.

DAC represents the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuities. For annuity products, American Enterprise Life amortizes DAC over periods approximating the lives of the related contract, generally as a percentage of estimated gross profits associated with that contract.

American Enterprise Life's projections underlying the amortization of DAC require the use of certain assumptions, including interest margins, mortality rates, persistency, maintenance expense levels and client asset value growth rates for variable products. American Enterprise Life periodically reviews and, where appropriate, adjusts its assumptions. When American Enterprise Life changes its assumptions, it may be required to accelerate the amortization of DAC or to record a charge to increase benefit reserves.

As of December 31, 2005 and 2004, American Enterprise Life had $344.2 million and $299.7 million of DAC, respectively, and it amortized $63.8 million and $60.8 million, respectively, of DAC as a current period expense for the years ended December 31, 2005 and 2004, respectively. For more information regarding DAC, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies".

STATE INSURANCE REGULATORS MAY ADOPT NEW RESERVE OR CAPITAL REQUIREMENTS, POTENTIALLY IMPACTING AMERICAN ENTERPRISE LIFE'S FINANCIAL STRENGTH RATINGS.

American Enterprise Life must comply with statutory reserve and capital requirements. State regulators are continually reviewing and updating these requirements. As of December 31, 2005, American Enterprise Life was subject to new capital requirements for variable annuity contracts with guaranteed death or living benefits. These new requirements had minimal impact on American Enterprise Life's Consolidated Balance Sheet in 2005, but that may not continue to be true in the event equity market values fall in the future.

There is active discussion at the NAIC of moving to a principles-based reserving system. This could change statutory reserve requirements significantly, and it is not possible to estimate the impact at this time.

CHANGES IN U.S. FEDERAL INCOME TAX LAW COULD MAKE SOME OF AMERICAN ENTERPRISE LIFE'S PRODUCTS LESS ATTRACTIVE TO CLIENTS.

Many of the products American Enterprise Life issues or on which its business is based enjoy favorable treatment under current U.S. federal income tax law. Changes in U.S. federal income tax law could make some of its products less attractive to clients.

AMERICAN ENTERPRISE LIFE'S RISK MANAGEMENT POLICIES AND PROCEDURES MAY NOT BE FULLY EFFECTIVE IN MITIGATING ITS RISK EXPOSURE IN ALL MARKET
ENVIRONMENTS OR AGAINST ALL TYPES OF RISK.

American Enterprise Life has devoted significant resources toward developing its risk management policies and procedures and expects to continue to do so in the future. Nonetheless, American Enterprise Life's policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating its risk exposure in all market environments or against all types of risk. Many of its methods of managing risk and exposures are based upon its use of observed historical market behavior or statistics based on historical models. As a result, these methods may not accurately predict future exposures, which could be significantly greater than what its models indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to American Enterprise Life, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to properly record and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating American Enterprise Life's risk exposure in all market environments or against all types of risk.

AMERICAN ENTERPRISE LIFE'S RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY ECONOMIC AND OTHER FACTORS.

American Enterprise Life's financial condition and results of operations may be materially affected by economic and other factors. Many such factors of a global or localized nature include: political, economic and market conditions; technological changes and events; inflation; investor sentiment and confidence in the financial markets; terrorism events and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies. In addition, during periods of unfavorable market or economic conditions, the level of consumer investing and insuring activity may also decrease, which may negatively impact the results of American Enterprise Life's businesses. Moreover, fluctuations in economic and market activity could impact the way then-existing customers allocate their available resources, which could affect American Enterprise Life's persistency, surrender and product cash value loan experience and could negatively impact its business.

AMERICAN ENTERPRISE LIFE IS SUBJECT TO TAX CONTINGENCIES THAT COULD ADVERSELY AFFECT RESERVES.

American Enterprise Life is subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which it has significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. American Enterprise Life must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit.

             RISKS RELATING TO AMERIPRISE FINANCIAL'S SEPARATION
             ---------------------------------------------------
                            FROM AMERICAN EXPRESS
                            ---------------------

CLIENT ACQUISITION AND RETENTION MAY BE ADVERSELY AFFECTED BY AMERICAN ENTERPRISE LIFE'S SEPARATION FROM AMERICAN EXPRESS.

Although American Enterprise Life generally operated independently of American Express Company's other operations with respect to client services prior to the separation and Distribution, American Enterprise Life has relied on the American Express brand in acquiring clients as part of its growth strategy. Loss of a significant portion of these clients could negatively impact American Enterprise Life's business.

AMERIPRISE FINANCIAL AND AMERICAN ENTERPRISE LIFE HAVE EXPERIENCED INCREASED COSTS IN CONNECTION WITH THE SEPARATION.

Ameriprise Financial is in the process of developing certain independent facilities, systems, infrastructure and personnel to replace services it had access to from American Express Company. Ameriprise Financial has also made significant investments to develop its new brands and establish its ability and the ability of its subsidiaries, to operate without access to American Express Company's operational and administrative infrastructure. These initiatives have been costly to implement. In 2005 Ameriprise Financial developed an allocation policy for separation costs resulting in the allocation of certain costs to American Enterprise Life that it considered to be a reasonable reflection of separation costs benefiting American Enterprise Life. These costs generally consist of allocated financial advisor and employee retention program costs, re-branding and marketing costs and costs to separate and reestablish technology platforms related to the separation and Distribution of Ameriprise Financial. American Enterprise Life has been allocated approximately $9.8 million in total pretax non-recurring separation costs through December 31, 2005 and American Enterprise Life expects to incur significant additional separation costs.

As a stand-alone company, Ameriprise Financial, and hence, American Enterprise Life do not have the same purchasing power they had through American Express and, in some cases, may not have as favorable terms or prices as those obtained prior to the separation and Distribution, which could decrease its overall profitability.

AMERICAN ENTERPRISE LIFE MAY NOT HAVE SUFFICIENT CAPITAL GENERATION ABILITY TO MEET ITS OPERATING AND REGULATORY CAPITAL REQUIREMENTS.

As a stand-alone company Ameriprise Financial, and hence American Enterprise Life is required to maintain higher capital ratios to retain its credit ratings. In addition, American Enterprise Life needs to cover volatility associated with variations in its operating, risk-based and regulatory capital requirements, including separation costs and contingent exposures, for example, in connection with its ongoing legal and regulatory matters. See "Business--Risk Based Capital" for more information regarding capital requirements and see "Item 3--Legal Proceedings" for more information regarding pending regulatory and legal proceedings.

AS AMERIPRISE FINANCIAL BUILDS ITS INFORMATION TECHNOLOGY INFRASTRUCTURE AND TRANSITIONS ITS DATA AND THAT OF ITS AFFILIATES, SUCH AS AMERICAN ENTERPRISE LIFE TO ITS OWN SYSTEMS, IT COULD EXPERIENCE TEMPORARY BUSINESS
INTERRUPTIONS AND INCUR SUBSTANTIAL ADDITIONAL COSTS.

Ameriprise Financial, and hence, American Enterprise Life is in the process of installing and implementing information technology infrastructure to support its business functions, including accounting and reporting, customer service and distribution. American Enterprise Life anticipates this will involve significant costs. American Enterprise Life may incur temporary interruptions in business operations if it cannot transition effectively from American Express' existing technology infrastructure (which covers hardware, applications, network, telephony, databases, backup and recovery solutions), as well as the people and processes that support them. American Enterprise Life may not be successful in implementing its new technology infrastructure and transitioning its data, and American Enterprise Life may incur substantially higher costs for implementation than currently anticipated. American Enterprise Life's failure to avoid operational interruptions as it implements the new infrastructure and transitions its data, or its failure to implement the new infrastructure and transition its data successfully, could disrupt its business and have a material adverse effect on its profitability. In addition, technology service failures could have adverse regulatory consequences for American Enterprise Life's business and make it vulnerable to its competitors.

Ameriprise Financial, and hence, American Enterprise Life continues to rely on American Express' disaster recovery capabilities as part of its business continuity processes. American Enterprise Life will only have the right to use American Express' disaster recovery resources for up to two years after the Distribution. American Enterprise Life will be required to develop and implement its own disaster recovery infrastructure and develop business continuity for its operations, which it anticipates will involve significant costs. American Enterprise Life may not be successful in developing stand-alone disaster recovery capabilities and business continuity processes, and may incur substantially higher costs for implementation than currently anticipated. American Enterprise Life's failure to avoid operational interruptions as it implements new business continuity processes, or its failure to implement the new processes successfully, could disrupt its business and have a material adverse effect on its profitability in the event of a significant business disruption.

AMERIPRISE FINANCIAL'S SEPARATION FROM AMERICAN EXPRESS COULD INCREASE AMERICAN ENTERPRISE LIFE'S U.S. FEDERAL INCOME TAX COSTS.

Due to the separation, American Enterprise Life will not be able to file a consolidated U.S. federal income tax return with the other members of the Ameriprise Financial affiliated group for five tax years following the Distribution. As a consequence, during this period, net operating and capital losses, credits, and other tax attributes generated by one group will not be available to offset income earned or taxes owed by the other group for U.S. federal income tax purposes. Any benefits relating to taxes arising from being part of the larger American Express group may also not be available. As a result of these and other inefficiencies, the aggregate amount of U.S. federal income tax that American Enterprise Life pays may increase and American Enterprise Life may, in addition, not be able to fully realize certain of its deferred tax assets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

American Enterprise Life has no employees and is charged by IDS Life for the use of joint facilities in Minneapolis, Minnesota, which are owned or leased by Ameriprise Financial. These facilities are believed to be adequate for the purposes for which they are used and are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

The Securities and Exchange Commission, the National Association of Securities Dealers and several state authorities have brought proceedings challenging several mutual fund and variable product financial practices, generally including suitability, late trading, market timing, compensation and disclosure of revenue sharing arrangements. American Enterprise Life has received requests for information concerning some of these practices and is cooperating fully with these inquiries.

American Enterprise Life is involved in a number of other legal and arbitration proceedings concerning matters arising in connection with the conduct of its respective business activities. American Enterprise Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration or regulatory proceedings that would have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.

                                   PART II
                                   -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Enterprise Life follows United States generally accepted accounting principles (GAAP), and the following discussion is presented on a consolidated basis consistent with GAAP.

The following discussion may contain forward-looking statements that reflect American Enterprise Life's plans, estimates and beliefs. Actual results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under "Forward-Looking Statements" and "Item 1A-Risk Factors" of this Form 10-K.

The following information should be read in conjunction with American Enterprise Life's accompanying Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. The following management's narrative analysis of the results of operations is presented pursuant to General Instructions I(2)(a) of Form 10-K in lieu of Management's
Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
American Enterprise Life Insurance Company is a stock life insurance company domiciled in Indiana, which holds Certificates of Authority in the District of Columbia and all states except New York. American Enterprise Life Insurance Company is a wholly-owned subsidiary of IDS Life Insurance Company (IDS Life), which is domiciled in Minnesota. IDS Life is a wholly-owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial).

American Enterprise Life Insurance Company owns American Enterprise REO 1, LLC which holds real estate investments. American Enterprise Life Insurance Company and its subsidiary are referred to collectively as "American Enterprise Life" in this Form 10-K.

Prior to August 1, 2005, Ameriprise Financial was referred to as American Express Financial Corporation. On February 1, 2005, American Express Company (American Express) announced its intention to pursue the disposition of 100% of its shareholdings in what is now Ameriprise Financial (the Separation) through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation and distribution of common shares to American Express shareholders (the Distribution). In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. American Enterprise Life was allocated certain separation and Distribution-related expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses allocated to American Enterprise Life are significant to American Enterprise Life.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 Income before accounting change was $25.2 million for each of the years ended December 31, 2005 and 2004.

Net income for the year ended December 31, 2004 reflects the $3.6 million ($5.5 million pretax) impact of American Enterprise Life's January 1, 2004 adoption of the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). SOP 03-1 requires insurance enterprises to establish liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. See the "Recently Issued Accounting Standards" section in Note 1 to the Consolidated Financial Statements regarding the impact of adoption of SOP 03-1.

REVENUES
Net investment income decreased $28.2 million or 7% reflecting lower average general account assets due to the shift in product sales from fixed to variable.

Contractholder charges increased 32% or $3.6 million to $14.8 million, reflecting increased charges for variable annuity guaranteed minimum withdrawal benefits (GMWBs).

Mortality and expense risk and other fees increased $18.5 million or 75%, reflecting higher average values of separate account assets compared to 2004 due to increased inflows and market appreciation.

Net realized loss on investments was $1.4 million in 2005 compared to a net realized gain of $5.2 million in 2004. For the year ended December 31, 2005, $11.2 million of total investment gains were offset by $12.6 million of impairments and losses. Included in these total net investment gains and losses are $11.2 million of gross realized gains and $10.2 million of gross realized losses from sales of securities, as well as $1.3 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale. Included in net realized gain on investments classified as Available-for-Sale for 2005 were gross realized gains and losses of $1.6 million and $2.8 million, respectively, related to the sale of American Enterprise Life's retained interest in a collateralized debt obligations
(CDO) securitization trust.

For the year ended December 31, 2004, $9.8 million of total investment gains were partially offset by $4.6 million of impairments and losses. Included in these total net investment gains and losses are $9.5 million of gross realized gains and $4.0 million of gross realized losses from sales of securities, classified as Available-for-Sale.

BENEFITS AND EXPENSES
Interest credited to account values decreased $19.6 million or 9% reflecting lower average accumulation values of annuities and lower interest crediting rates on fixed annuity products.

Death and other benefits increased $1.8 million or 11% primarily due to increased amortization of previously deferred sales inducement costs.

Amortization of deferred policy acquisition costs (DAC) increased $2.9 million to $63.8 million or 5%. DAC amortization in 2005 was reduced by $2.8 million as a result of the annual DAC assessment in the third quarter, while DAC amortization in 2004 was reduced by $1.1 million as a result of that assessment. DAC amortization on American Enterprise Life's growing block of variable annuity business was significantly higher in 2005 than in 2004. See the "Deferred Policy Acquisition Costs" section for further discussion of DAC and related third quarter 2005 and 2004 adjustments.

Separation costs generally consist of allocated employee retention program costs, re-branding and marketing costs and costs to separate and reestablish technology platforms related to the separation and Distribution of Ameriprise Financial. During 2005, American Enterprise Life was allocated $9.8 million in separation costs. See Note 1 to the Consolidated Financial Statements for more information about the separation and the allocation of costs related to American Enterprise Life.

INCOME TAXES
American Enterprise Life's effective tax rate declined to 25% in 2005 from 42% in 2004 which resulted from relatively lower levels of pretax income compared to tax-advantaged items in 2005 and the impact in 2004 of the true-up of prior year current and deferred tax estimates based on the finalization of the 2003 tax return.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
Income before accounting change was $25.2 million for the year ended December 31, 2004 compared to $37.6 million for the year ended December 31, 2003. The decrease primarily reflects reduced net realized gains on investments, higher other insurance and operating expenses, higher amortization of DAC, and higher benefit costs on investment contracts, partially offset by lower interest credited to account values.

Net income for the year ended December 31, 2004 reflects the $3.6 million ($5.5 million pretax) impact of American Enterprise Life's January 1, 2004 adoption of SOP 03-1. SOP 03-1 requires insurance enterprises to establish liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. See the "Recently Issued Accounting Standards" section in Note 1 to the Consolidated Financial Statements regarding the impact of adoption of SOP 03-1.

REVENUES
Net investment income increased $4.3 million or 1% reflecting higher average assets.

Mortality and expense risk and other fees increased $11.1 million or 80%, reflecting higher average values of separate account assets compared to 2003.

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

BENEFITS AND EXPENSES
Interest credited to account values decreased $36.4 million or 14%, reflecting lower interest crediting rates, partially offset by higher average accumulation values of annuities.

DAC amortization increased $22.4 million or 59%. The increase reflects a $1.1 million DAC amortization expense reduction in connection with the third quarter of 2004 review reflecting higher than previously assumed interest rate spreads and lower than previously assumed mortality rates on variable annuity products, compared to a $3.2 million DAC amortization expense reduction in connection with the third quarter of 2003 review reflecting lower than previously assumed spreads on fixed account values and an adjustment in the near-term rate and period used in projecting growth in client asset values on variable annuities. See the "Deferred Policy Acquisition Costs" section for further discussion of DAC and related third quarter 2004 and 2003 adjustments.

Other insurance and operating expenses increased $17.4 million or 32%, primarily reflecting less favorable mark-to-market adjustments on interest rate swaps during 2004 compared to 2003. American Enterprise Life enters into pay-fixed, receive-variable interest rate swaps with IDS Life to protect the spread between yields earned on investments and interest rates credited to fixed annuity products. The interest rate swaps are economic hedges that are not designated for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133).

INCOME TAXES
American Enterprise Life's effective tax rate increased to 42% in 2004 from 34% in 2003 primarily reflecting the true-up of prior year current and deferred tax estimates based on the finalization of the 2003 tax return.

DEFERRED POLICY ACQUISITION COSTS
DAC represents the costs of acquiring new business, principally direct sales commissions and other distribution costs that have been deferred on the sale of annuity products. These costs are deferred to the extent they are recoverable from future profits. DAC is amortized over periods approximating the lives of the business, generally as a percentage of estimated gross profits or as a portion of product interest margins depending on the product's characteristics.

For American Enterprise Life's annuity products, the projections underlying the amortization of DAC require the use of certain assumptions, including interest margins, mortality rates, persistency, maintenance expense levels and client asset value growth rates for variable products. Management routinely monitors a wide variety of trends in the business, including comparisons of actual and assumed experience. The client asset value growth rate is the rate at which contract values are assumed to appreciate in the future. The rate is net of asset fees and anticipates a blend of equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a quarterly basis.

Management monitors other principal DAC amortization assumptions, such as interest margin, mortality rates, persistency and maintenance expense level assumptions, each quarter. Unless management identifies a significant deviation over the course of the quarterly monitoring, management reviews and updates these DAC amortization assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an increase in DAC amortization expense while a decrease in amortization percentage will result in a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made. As a result of these reviews, American Enterprise Life took actions in both 2005 and 2004 that impacted the DAC balance and amortization expense. In the third quarter 2005, these actions resulted in a net $2.8 million DAC amortization expense reduction reflecting lower than previously assumed lapse rates on fixed annuities.

In the third quarter 2004, these actions resulted in a net $1.1 million DAC amortization expense reduction reflecting higher than previously assumed interest rate spreads and lower than previously assumed mortality rates on variable annuity products.

In the third quarter 2003, American Enterprise Life refined its modeling of certain variable annuity contract revenues and unlocked estimated gross profits retrospectively to reflect actual interest margins and death and other benefits. American Enterprise Life also adjusted its assumptions to reflect lower than previously assumed spreads on fixed account values and adjusted the near-term rate and period used in projecting growth in customer asset values on variable annuities. These actions resulted in a $3.2 million reduction in DAC amortization expense.

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

DAC of $344.2 million and $299.7 million was included in American Enterprise Life's Consolidated Balance Sheets at December 31, 2005 and 2004, respectively. In addition to the DAC balances shown above and in conjunction with American Enterprise Life's adoption of SOP 03-1, sales inducement costs previously included in DAC were reclassified from DAC and presented as a separate line item in the Consolidated Balance Sheets. Deferred sales inducement costs were $54.4 million and $49.8 million at December 31, 2005 and 2004, respectively. Sales inducement costs consist of bonus interest credits and deposit credits added to certain annuity contract values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC.

CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies that American Enterprise Life uses affect its Consolidated Financial Statements. Certain accounting and reporting policies are critical to an understanding of American Enterprise Life's results of operations and financial condition, and in some cases the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements. The accounting and reporting policies American Enterprise Life has identified as fundamental to a full understanding of its results of operations and financial condition are described below. See Note 1 to the Consolidated Financial Statements for further information about American Enterprise Life's accounting policies.

VALUATION OF INVESTMENTS
The most significant component of investments is Available-for-Sale securities. Generally, American Enterprise Life carries its Available-for-Sale securities at fair value on the Consolidated Balance Sheet and records unrealized gains (losses) in accumulated other comprehensive income (loss) within equity, net of income tax provision (benefit) and net of adjustments in other asset and liability balances, such as DAC, to reflect the expected impacts on their carrying value had the unrealized gains (losses) been realized as of respective balance sheet date. At December 31, 2005, American Enterprise Life had net unrealized pretax losses on Available-for-Sale securities of $61.3 million. American Enterprise Life recognizes gains and losses in results of operations upon disposition of the securities. American Enterprise Life also recognizes losses in results of operations when management determines that a decline in value is other-than-temporary. This determination requires the exercise of judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. American Enterprise Life also considers the extent to which amortized cost exceeds fair value and the duration of that difference, and management's judgment about the issuer's current and prospective financial condition, as well as its ability and intent to hold until recovery. The fair value of approximately 98% of the investment portfolio classified as Available-for-Sale as of December 31, 2005 is determined by quoted market prices. As of December 31, 2005, there were $106.8 million in gross unrealized losses that related to $4.1 billion of Available-for-Sale securities, of which $1.3 billion has been in a continuous unrealized loss position for 12 months or more. As part of American Enterprise Life's ongoing monitoring process, management determined that a majority of the gross unrealized losses on these securities is attributable to changes in interest rates. Additionally, because American Enterprise Life has the ability as well as the intent to hold these securities for a time sufficient to recover its amortized cost, American Enterprise Life concluded that none of these securities was other-than-temporarily impaired at December 31, 2005.

DEFERRED POLICY ACQUISITION COSTS
DAC represents the costs of acquiring new business, principally direct sales commissions and other distribution costs that have been deferred on the sale of annuity products. These costs are deferred to the extent they are recoverable from future profits. DAC is amortized over periods approximating the lives of the business, principally as a percentage of estimated gross profits or as a portion of product interest margins depending on the product's characteristics.

For American Enterprise Life's annuity products, the DAC balances at any reporting date are supported by projections that show management expects there to be adequate estimated gross profits after that date to amortize the remaining DAC balances. These projections are inherently uncertain because they require management to make assumptions about financial markets, anticipated mortality levels, and contractholder behavior over periods extending well into the future. Projection periods used for American Enterprise Life's annuity products are typically 10 to 15 years. Management regularly monitors financial market conditions and actual contractholder behavior experience and compares them to its assumptions.

For annuity products, the assumptions made in projecting future results and calculating the DAC balance and DAC amortization expense are management's best estimates. Management is required to update these assumptions whenever it appears that, based on actual experience or other evidence, earlier estimates should be revised. When assumptions are changed, the percentage of estimated gross profits used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made.

For American Enterprise Life's annuity products, key assumptions underlying these long-term projections include interest rates (both earning rates on invested assets and rates credited to contractholder accounts), equity market performance, mortality rates and the rates at which contractholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about interest rates are the primary factor used to project interest margins, while assumptions about rates credited to contractholder accounts and equity market performance are the primary factors used to project client asset value growth rates and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing its annuity business during the DAC amortization period.

The client asset value growth rate is the rate at which contract values are assumed to appreciate in the future. The rate is net of asset fees and anticipates a blend of equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a quarterly basis. American Enterprise Life uses a mean reversion method as a monthly guideline in setting near-term client asset value growth rates based on a long-term view of financial market performance as well as actual historical performance. In periods when market performance results in actual contract value growth at a rate that is different than that assumed, American Enterprise Life will reassess the near-term rate in order to continue to project its best estimate of long-term growth. The near-term growth rate is reviewed to ensure consistency with management's assessment of anticipated equity market performance. Management is currently assuming a 7% long-term client asset value growth rate. If American Enterprise Life increased or decreased its assumption related to this growth rate by 100 basis points, the impact on the annual DAC amortization expense would be a decrease or increase of approximately $5.0 million. Additionally, if American Enterprise Life extended or reduced the amortization periods one year for variable annuities to reflect changes in premium paying persistency and/or surrender assumptions, the impact on annual DAC amortization expense would be a decrease or increase of approximately $1.4 million pretax. The amortization impact of extending or reducing the amortization period any additional years is not linear.

The analysis of DAC balances and the corresponding amortization is a dynamic process that considers all relevant factors and assumptions described previously. Unless management identifies a significant deviation over the course of the quarterly monitoring, management reviews and updates these DAC amortization assumptions annually in the third quarter of each year. An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results.

For details regarding the balances of and changes in DAC for the years ended December 31, 2005, 2004 and 2003, see Note 3 to the Consolidated Financial Statements.

LIABILITIES FOR FUTURE POLICY BENEFITS AND CLAIMS

Fixed Annuities and Variable Annuity Guarantees
Liabilities for fixed and variable deferred annuities are equal to accumulation values which are the cumulative gross deposits, credited interest and fund performance less withdrawals and mortality and expense risk charges.

The majority of the variable annuity contracts offered by American Enterprise Life contain guaranteed minimum death benefit (GMDB) provisions. When market values of the client's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. American Enterprise Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings. These are referred to as gain gross-up (GGU) benefits. In addition, American Enterprise Life offers contracts containing GMWB, guaranteed minimum income benefit (GMIB) and guaranteed minimum accumulation benefit (GMAB) provisions.

Effective January 1, 2004, liabilities for variable annuity death benefits and GMIB have been established under SOP 03-1. Actuarial models to simulate various equity market scenarios are used to project these benefits and contract assessments and include making significant assumptions related to client asset value growth rates, mortality, persistency and investment margins. These assumptions, as well as their periodic review by management, are consistent with those used for DAC purposes. Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed. See the "Recently Issued Accounting Standards" section in Note 1 to the Consolidated Financial Statements for more information about these guaranteed benefits.

GMWB and GMAB provisions are considered embedded derivatives under SFAS 133 and, accordingly, are carried at fair value within future policy benefits for variable annuity guarantees on the Consolidated Balance Sheets. The fair value of these embedded derivatives is based on the present value of future benefits less applicable fees charged for the provision. Changes in fair value are reflected in other insurance and operating expenses within the Consolidated Statements of Income.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 8.5% at December 31, 2005, depending on year of issue, with an average rate of approximately 5.5% at December 31, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS
For information regarding recent accounting pronouncements and their expected impact on future consolidated results of operations or financial condition, see Note 1 to the Consolidated Financial Statements.

FINANCIAL CONDITION

American Enterprise Life's total assets and liabilities increased in 2005 primarily due to higher separate account assets and liabilities, which increased as a result of net client inflows and market appreciation.

Investments primarily include corporate debt securities and mortgage and other asset-backed securities. At December 31, 2005, American Enterprise Life's corporate debt securities comprise a diverse portfolio with the largest concentrations, accounting for approximately 65% of the portfolio, in the following industries: banking and finance, utilities, and communications and media. Investments also include $0.4 billion of mortgage loans on real estate and other investments at December 31, 2005 and 2004. Investments are principally funded by sales of annuities and by reinvested income. Maturities of these investment securities are largely matched with the expected future payments of annuity obligations.

Investments include $0.4 billion and $0.5 billion of below investment grade securities (excluding net unrealized appreciation and depreciation) at December 31, 2005 and 2004, respectively. These investments represent 7% and 8% of American Enterprise Life's investment portfolio at December 31, 2005 and 2004, respectively.

Separate account assets represent funds held for the exclusive benefit of variable annuity contractholders. These assets are generally carried at market value, and separate account liabilities are equal to separate account assets. American Enterprise Life earns administrative and other fees from the related accounts.

American Enterprise Life holds reserves for current and future obligations that are related to fixed annuities and certain guaranteed payments under variable annuities. Reserves related to fixed annuities and guarantees under variable annuities are reflected in future policy benefits in the Consolidated Balance Sheets. Reserves for fixed annuities are equal to the underlying contract accumulation values.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRATEGY
The liquidity requirements of American Enterprise Life are generally met by funds provided by investment income, maturities and periodic repayments of investments, deposits and proceeds from sales of investments as well as capital contributions from IDS Life. The primary uses of funds are annuity benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, and investment purchases. American Enterprise Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

FUNDING STRATEGY
At December 31, 2005 and 2004, American Enterprise Life had outstanding reverse repurchase agreements totaling $25.0 million and nil, respectively. The reverse repurchase agreements are used strictly as short-term sources of funds.

CONTRACTUAL COMMITMENTS
The contractual obligations identified in the table below include balance sheet transactions that represent material expected or contractually committed future obligations of American Enterprise Life. Payments due by period as of December 31, 2005 are as follows:

                                                                          Payments due in year ending
--------------------------------------------------------------------------------------------------------------------
                                                                           2007-           2009-           2011 and
(Millions)                                      Total          2006        2008            2010           thereafter
--------------------------------------------------------------------------------------------------------------------
    Annuities (1)                              $7,264          $782       $1,806          $1,431           $3,245
--------------------------------------------------------------------------------------------------------------------

(1) These scheduled payments are represented by reserves of approximately $5.7 billion at December 31, 2005 and are based on interest credited, mortality, lapse, surrender and premium payment assumptions. Actual payment obligations may differ if experience varies from these assumptions. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

OFF-BALANCE SHEET ARRANGEMENTS

Retained Interest in Assets Transferred to Unconsolidated Entities
During 2001, American Enterprise Life placed a majority of its rated CDO securities and related accrued interest, as well as a relatively minor amount of other liquid securities, having an aggregate book value of $53.6 million, into a securitization trust. In return, American Enterprise Life received $7.1 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests in the trust with allocated book amounts aggregating $46.5 million. During the second quarter 2005, American Enterprise Life sold all of its retained interest in the CDO securitization trust and recognized a net realized loss of $1.2 million. The carrying value of this retained interest was $41.8 million at December 31, 2004, of which $31.0 million was considered investment grade.

CONTINGENT LIQUIDITY PLANNING
Ameriprise Financial has developed a contingent funding plan that enables American Enterprise Life to meet client obligations during periods in which its clients elect to withdraw funds from their annuity contracts. Ameriprise Financial designed this plan to allow American Enterprise Life to meet these client withdrawals by selling or obtaining financing, through repurchase agreements, of portions of its investment securities portfolio.

RISK MANAGEMENT
In accordance with regulatory investment guidelines, American Enterprise Life, through its board of directors or board of directors investment committee or staff functions, review models projecting different interest rate scenarios, risk/return measures, and their effect on profitability. They also review the distribution of assets in the portfolio by type and credit risk sector. The objective is to structure the investment securities portfolio in the general account to meet contractual obligations under the annuity products and achieve targeted levels of profitability within defined risk parameters.

American Enterprise Life has developed an asset/liability management approach with separate investment objectives to support specific product liabilities, such as annuities. As part of this approach, American Enterprise Life develops specific investment guidelines that are designed to optimize trade-offs between risk and return and help ensure the company is able to support future benefit payments under its annuity obligations. These same objectives must be consistent with management's overall investment objectives for the general account investment portfolio.

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

As part of American Enterprise Life's investment process, management, with the assistance of its investment advisors, conducts a quarterly review of investment performance. The review process conducted by American Enterprise Life's Investment Committee involves the review of certain invested assets which the committee evaluates to determine whether or not any investments are other-than-temporarily impaired and/or which specific interest earning investments should be put on an interest non-accrual basis.

American Enterprise Life has two principal components of market risk: interest rate risk and equity market risk. Interest rate risk results from investing in assets that are somewhat longer and reset less frequently than the liabilities they support. American Enterprise Life manages interest rate risk through the use of a variety of tools that include modifying the maturities of investments supporting its fixed annuities. Additionally, American Enterprise Life enters into derivative financial instruments, such as interest rate swaps, caps and floors, which change the interest rate characteristics of client liabilities or investment assets. Because certain of its investments and asset management activities are impacted by the value of its managed equity-based portfolios, from time to time American Enterprise Life enters into risk management strategies that may include the use of equity derivative financial instruments, such as equity options, to mitigate its exposure to volatility in the equity markets.

INTEREST RATE RISK
Interest rate exposures arise primarily with respect to the fixed account portion of its annuity products and its investment portfolio. Such client liabilities and investment assets generally do not create naturally offsetting positions as it relates to basis, repricing or maturity characteristics. Rates credited to clients' accounts generally reset at shorter intervals than the yield on underlying investments. Further, the expected maturities on the investment assets may not align with the surrender or other benefit payments from fixed annuity products. Therefore, American Enterprise Life's interest spread margins are affected by changes in the general level of interest rates. The extent to which the level of interest rates affects spread margins is managed primarily by a combination of modifying the maturity structure of the investment portfolio and entering into swaps or other derivative instruments that effectively lengthen the rate reset interval on client liabilities. American Enterprise Life has entered into interest rate swaps and floors with notional amounts totaling $2.0 billion to economically hedge the impact of increasing interest rates on forecasted fixed annuity sales. The interest rate swaps and floors are exclusively held with IDS Life.

The negative effect on American Enterprise Life's pretax earnings of a 100 basis point increase in interest rates, which assumes repricings and client behavior based on the application of proprietary models, to the book of business at December 31, 2005 and 2004 would be approximately $6.4 million and $0.8 million, respectively.

EQUITY MARKET RISK
American Enterprise Life has two primary exposures to the general level of equity markets. One exposure is that American Enterprise Life earns fees from variable annuity products. The amount of fees is generally based on the value of the portfolios, and thus is subject to fluctuation with the general level of equity market values. To reduce the sensitivity of American Enterprise Life's fee revenues to the general performance of equity markets, American Enterprise Life may from time to time enter into various combinations of financial instruments such as equity market put and collar options that mitigate the negative effect on fees that would result from a decline in the equity markets.

The second exposure is that although American Enterprise Life currently bears all risk related to GMDB, GMIB and GMAB, American Enterprise Life hedges its GMWB risk using structured option contracts which are designed to mitigate economic risk and its exposure to income statement volatility. Such annuities, which were first introduced in 2004, typically have account values that are based on an underlying portfolio of mutual funds which fluctuate based on equity market performance. The GMWB guarantees that over a period no shorter than 14 years the client can withdraw an amount equal to what has been paid into the contract, regardless of the performance of the underlying funds. This option is an embedded derivative that is accounted for at fair value, with changes in fair value recorded through earnings. To economically hedge these changes in market value, American Enterprise Life may pursue a portfolio of equity future contracts constructed to offset a portion of the changes in the option mark-to-market.

The negative effect on American Enterprise Life's pretax earnings of a 10% decline in equity markets would be approximately $3.6 million and $2.6 million based on annuity business in force as of December 31, 2005 and 2004, respectively.

IMPACT OF MARKET VOLATILITY ON RESULTS OF OPERATIONS
As described previously, various aspects of American Enterprise Life's business are impacted by equity market levels and other market-based events. Several areas in particular involve DAC and deferred sales inducements, recognition of GMDB, GMWB, GMIB and GMAB, asset management fees and mortality and expense risk and other fees. The direction and magnitude of the changes in equity markets can increase or decrease amortization of DAC and deferred sales inducement costs incurred amounts under GMDB, GMWB, GMIB and GMAB provisions, asset management fees and mortality and expense risk and other fees and correspondingly affect results of operations in any particular period.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. American Enterprise Life undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the success, timeliness and financial impact (including the amount of intercompany costs allocated to American Enterprise Life, cost savings and other benefits including increased revenues), both in the short-term and over time, of reengineering initiatives being implemented or considered by Ameriprise Financial that could impact American Enterprise Life, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation and outsourcing (including, among others, technologies operations); the ability to control and manage operating, infrastructure, advertising and promotion expenses as business expands or changes; a downturn in American Enterprise Life's businesses and/or negative changes in American Enterprise Life's credit or financial strength ratings, which could result in decreased liquidity, negative impact on marketing and sale of products, and higher borrowing costs; American Enterprise Life's ability to improve investment performance and reduce outflows of invested funds; American Enterprise Life's ability to develop and introduce new and attractive products to clients in a timely manner and effectively manage the economics in selling a growing volume of non-proprietary mutual funds and other retail financial products to clients; fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by American Enterprise Life, and other fees received based on the value of those assets; American Enterprise Life's ability to recover DAC, as well as the timing of such DAC amortization, in connection with the sale of annuity and insurance products; the level of GMDB or living benefits paid to clients; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; American Enterprise Life's ability to avoid deterioration in its high-yield portfolio in order to mitigate losses in its investment portfolio; fluctuations in interest rates, which impact American Enterprise Life's borrowing costs, return on lending products and spreads in annuity products; accuracy of estimates for the fair value of the assets in American Enterprise Life's investment portfolio and, in particular, those investments that are not readily marketable; the potential negative effect on American Enterprise Life's businesses and infrastructure, including information technology, of terrorist attacks, disasters or other catastrophic events in the future; changes in laws or government regulations, including changes in tax laws or regulations that could result in the elimination of certain tax benefits; outcomes and costs associated with litigation and compliance and regulatory matters; lower than anticipated spreads in the annuity business; the type and the value of certain benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the impact of the separation of Ameriprise Financial from American Express; and competitive pressures in American Enterprise Life's business. See "Item 1A-Risk Factors" for further discussion of risks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Items required under this section are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.   Financial Statements.

See Index to Financial Statements at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

American Enterprise Life's Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003 have been audited by Ernst & Young LLP, American Enterprise Life's independent registered public accounting firm.

Through 2004, Ernst & Young LLP provided audit services to American Enterprise Life as part of the audit services it provided to American Express. In 2004, the American Enterprise Audit Committee of its Board of Directors determined to request proposals from auditing firms for their 2005 audit. This request was made pursuant to the American Express Audit Committee charter, which requires a detailed review of the outside audit firm at least every ten years. At a meeting held on November 22, 2004, the American Express Audit Committee approved the future engagement of PricewaterhouseCoopers LLP as the independent registered public accountants for the fiscal year ending December 31, 2005 and dismissed Ernst & Young LLP for the 2005 fiscal year. This decision also applied to American Enterprise Life. Ernst & Young LLP continued as auditors of American Express and American Enterprise Life for the year ended December 31, 2004.

Ernst & Young LLP's reports on American Enterprise Life's Consolidated Financial Statements for the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of American Enterprise Life's Consolidated Financial Statements for each of the two fiscal years ended December 31, 2004 and 2003, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report. During the two most recent fiscal years and subsequent interim period preceding the dismissal of Ernst & Young LLP, there were no "reportable events" (as defined in Regulation S-K, Item 304(a)(1)(v)).

In connection with the Separation and Distribution from American Express, on February 18, 2005, the American Express Audit Committee of its Board of Directors dismissed PricewaterhouseCoopers LLP and engaged Ernst & Young LLP to be the independent registered public accountants of American Enterprise Life for the year ended December 31, 2005. PricewaterhouseCoopers LLP continues as the independent registered public accountants for the Consolidated Financial Statements of American Express for the 2005 fiscal year.

PricewaterhouseCoopers LLP did not issue any report on American Enterprise Life's Consolidated Financial Statements for either of the past two years. During the period from November 22, 2004 and through February 18, 2005, there were no disagreements between American Enterprise Life and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the matter in their report. There have been no "reportable events," as defined in Item 304(a)(1)(v) of Regulation S-K, during the period between November 22, 2004 to February 18, 2005.

ITEM 9A. CONTROLS AND PROCEDURES

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

American Enterprise Life's management, with the participation of American Enterprise Life's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of American Enterprise Life's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, American Enterprise Life's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, American Enterprise Life's disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2005.

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

Other than the changes mentioned above, no other changes in American Enterprise Life's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the year to which this report relates have materially affected, or are reasonably likely to materially affect, American Enterprise Life's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

                                  PART III
                                  --------

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board of Directors of American Express Company has appointed Ernst & Young LLP (Ernst & Young) as independent auditors to audit the Consolidated Financial Statements of American Enterprise Life for the years ended December 31, 2005 and 2004.

FEES PAID TO THE REGISTRANT'S INDEPENDENT AUDITOR
The following table presents fees for professional services rendered by Ernst & Young for the audit of American Enterprise Life's financial statements for the years ended December 31, 2005 and 2004 and other fees billed for other services rendered by Ernst & Young during those periods.

(Thousands)                                            2005      2004
-----------------------------------------------------------------------
Audit Fee (1)                                          $601      $509
Tax Fees (2)                                              -         -
All Other Fees (3)                                        -         -
-----------------------------------------------------------------------
Total                                                  $601      $509
=======================================================================

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

POLICY ON PRE-APPROVAL OF SERVICES PROVIDED BY INDEPENDENT AUDITOR
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Ernst & Young are subject to the specific pre-approval of the Audit Committee of Ameriprise Financial. All audit and permitted non-audit services to be performed by Ernst & Young for American Enterprise Life required pre-approval by the Audit Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit Committee of Ameriprise Financial. The procedures require all proposed engagements of Ernst & Young for services to American Enterprise Life of any kind to be directed to the General Auditor of Ameriprise Financial and then submitted for approval to the Audit Committee of Ameriprise Financial, Inc. prior to the beginning of any services.

In 2005, 100% of the services provided by Ernst & Young for American Enterprise Life were pre-approved by the Audit Committee of American Express Company prior to the Distribution and, thereafter, by the Audit Committee of Ameriprise Financial.

                                   PART IV
                                   -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) (1) Financial Statements

         See Index to Financial Statements on page F-1 hereof.

         (2) Financial Statement Schedules

         See Index to Financial Statements on page F-1 hereof.

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

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                 Registrant

March 9, 2006                        By /s/ Mark E. Schwarzmann
-------------                           ------------------------------------
Date                                    Mark E. Schwarzmann, Chairman of the
                                        Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 9, 2006               /s/ Gumer C. Alvero
-------------               -------------------------------------------------
                            Gumer C. Alvero, Director and President

March 9, 2006               /s/ Timothy V. Bechtold
-------------               -------------------------------------------------
Date                        Timothy V. Bechtold, Director

March 9, 2006               /s/ Arthur H. Berman
-------------               -------------------------------------------------
Date                        Arthur H. Berman, Director

March 9, 2006               /s/ Brian J. McGrane
-------------               -------------------------------------------------
Date                        Brian J. McGrane, Director, Executive
                            Vice President and Chief Financial Officer

March 9, 2006               /s/ David K. Stewart
-------------               -------------------------------------------------
Date                        David K. Stewart, Vice President and Controller

March 9, 2006               /s/ Kevin E. Palmer
-------------               -------------------------------------------------
Date                        Kevin E. Palmer, Director, Vice President and
                            Chief Actuary

March 9, 2006               /s/ Mark E. Schwarzmann
-------------               -------------------------------------------------
Date                        Mark E. Schwarzmann, Director, Chairman
                            of the Board and Chief Executive Officer

                         AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                INDEX TO FINANCIAL STATEMENTS
              COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                        (ITEM 14 (a))

                                                                                   Page Number

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm                                F-2

Consolidated Balance Sheets at December 31, 2005 and 2004                              F-3

Consolidated Statements of Income for each of the three years ended
December 31, 2005, 2004 and 2003                                                       F-4

Consolidated Statements of Cash Flows for each of the three years
ended December 31, 2005, 2004 and 2003                                              F-5 to F-6

Consolidated Statements of Stockholder's Equity for each of the three
years ended December 31, 2005, 2004 and 2003                                           F-7

Notes to Consolidated Financial Statements                                         F-8 to F-31

SCHEDULES:
All information on schedules to the Consolidated Financial Statements required by Rule 7-05 in Article 7 of Regulation S-X is included in the Consolidated Financial Statements and notes thereto or is not required. Therefore, all schedules have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors
American Enterprise Life Insurance Company

We have audited the accompanying Consolidated Balance Sheets of American Enterprise Life Insurance Company (a wholly-owned subsidiary of IDS Life Insurance Company) as of December 31, 2005 and 2004, and the related Consolidated Statements of Income, Stockholder's Equity, and Cash Flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of American Enterprise Life Insurance Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Enterprise Life Insurance Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, in 2004 American Enterprise Life Insurance Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts."


/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 27, 2006

                               AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                      CONSOLIDATED BALANCE SHEETS
                                              December 31,
                                    (Thousands, except share data)

                                                                                   2005          2004
                                                                                ----------    ----------
ASSETS
Investments:
Available-for-Sale:
  Fixed maturities, at fair value (amortized cost: 2005, $5,818,741;
   2004, $6,257,483)                                                            $5,757,419    $6,368,833
  Preferred and common stocks, at fair value (cost: 2005, $0; 2004, $6,000)              -         6,246
Mortgage loans on real estate, at cost (less allowance for losses:
 2005 and 2004, $6,862)                                                            355,306       420,899
Other investments                                                                    1,108         2,286
                                                                                ----------    ----------
         Total investments                                                       6,113,833     6,798,264

Cash and cash equivalents                                                              859        47,356
Amounts due from brokers                                                                75            71
Other accounts receivable                                                            7,560         4,299
Accrued investment income                                                           60,562        67,655
Deferred policy acquisition costs                                                  344,215       299,708
Deferred sales inducement costs                                                     54,359        49,822
Deferred income tax assets, net                                                     23,883             -
Other assets                                                                        20,108         3,394
Separate account assets                                                          2,884,054     1,878,620
                                                                                ----------    ----------

         Total assets                                                           $9,509,508    $9,149,189
                                                                                ==========    ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Future policy benefits:
  Fixed annuities                                                               $5,754,763    $6,325,427
  Variable annuity guarantees                                                        7,129         5,505
Policy claims and other policyholders' funds                                         8,002         4,150
Amounts due to brokers                                                              31,682         6,962
Deferred income tax liabilities, net                                                     -        34,984
Other liabilities                                                                   40,316        41,826
Separate account liabilities                                                     2,884,054     1,878,620
                                                                                ----------    ----------

         Total liabilities                                                       8,725,946     8,297,474
                                                                                ----------    ----------

Stockholder's equity:
  Capital stock, $150 par value;
   100,000 shares authorized, 20,000 shares issued and outstanding                   3,000         3,000
  Additional paid-in capital                                                       591,872       591,872
  Retained earnings                                                                224,410       199,175
  Accumulated other comprehensive (loss) income, net of tax:
    Net unrealized securities (losses) gains                                       (35,708)       62,082
    Net unrealized derivative losses                                                   (12)       (4,414)
                                                                                ----------    ----------
  Total accumulated other comprehensive (loss) income                              (35,720)       57,668
                                                                                ----------    ----------
         Total stockholder's equity                                                783,562       851,715
                                                                                ----------    ----------

Total liabilities and stockholder's equity                                      $9,509,508    $9,149,189
                                                                                ==========    ==========

See Notes to Consolidated Financial Statements.

                            AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                                    Years ended December 31,
                                           (Thousands)

                                                                 2005          2004          2003
                                                              ---------      --------      --------
REVENUES
   Net investment income                                      $ 348,265      $376,487      $372,194
   Contractholder charges                                        14,779        11,211         7,528
   Mortality and expense risk and other fees                     43,307        24,801        13,749
   Net realized (loss) gain on investments                       (1,361)        5,193        25,105
                                                              ---------      --------      --------

         Total revenues                                         404,990       417,692       418,576
                                                              ---------      --------      --------

BENEFITS AND EXPENSES
   Death and other benefits for investment contracts             17,193        15,438         6,342
   Interest credited to account values                          206,424       226,033       262,399
   Amortization of deferred policy acquisition costs             63,781        60,836        38,392
   Separation costs                                               9,828             -             -
   Other insurance and operating expenses                        74,075        72,185        54,739
                                                              ---------      --------      --------

         Total benefits and expenses                            371,301       374,492       361,872
                                                              ---------      --------      --------


Income before income tax provision and accounting change         33,689        43,200        56,704
Income tax provision                                              8,454        18,008        19,075
                                                              ---------      --------      --------

Income before accounting change                                  25,235        25,192        37,629
Cumulative effect of accounting change, net of tax                    -        (3,562)            -
                                                              ---------      --------      --------

Net income                                                    $  25,235      $ 21,630      $ 37,629
                                                              =========      ========      ========

See Notes to Consolidated Financial Statements.

                                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Years ended December 31,
                                                (Thousands)

                                                                          2005          2004          2003
                                                                        --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $ 25,235      $ 21,630      $ 37,629
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Cumulative effect of accounting change, net of tax                           -         3,562             -
  Amortization of deferred policy acquisition costs                       63,781        60,836        38,392
  Amortization of deferred sales inducement costs                         14,313         9,685         7,213
  Capitalization of deferred policy acquisition costs                    (89,256)      (65,864)      (99,000)
  Capitalization of deferred sales inducement costs                      (15,411)      (13,488)      (21,890)
  Amortization of premium, net                                            22,977        26,459        23,699
  Deferred income tax (benefit) provision                                 (8,581)       21,835        15,420
  Net realized loss (gain) on investments                                  1,361        (5,193)      (25,105)
Changes in operating assets and liabilities:
  Other accounts receivable                                               (3,261)         (727)       (1,988)
  Accrued investment income                                                7,093         2,936       (14,143)
  Policy claims and other policyholder's funds                             3,852         1,050        (5,950)
  Other assets and liabilities, net                                       (8,669)      (14,981)       (1,661)
                                                                        --------      --------      --------

Net cash provided by (used in) operating activities                     $ 13,434      $ 47,740      $(47,384)
                                                                        --------      --------      --------

See Notes to Consolidated Financial Statements.

                                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                          Years ended December 31,
                                                (Thousands)

                                                                   2005            2004             2003
                                                                 ---------       ---------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Available-for-Sale securities:
    Sales                                                        $ 579,784       $ 341,077      $ 3,365,402
    Maturities, sinking fund payments and calls                    577,264         400,057          875,785
    Purchases                                                     (735,554)       (480,031)      (5,678,854)
  Other investments:
    Sales, maturities, sinking fund payments and calls              77,068         126,676           72,281
    Purchases                                                      (11,564)         (9,338)         (25,287)
  Change in amounts due to and from brokers, net                    24,716         (68,018)        (910,172)
                                                                 ---------       ---------      -----------

      Net cash provided by (used in) investing activities          511,714         310,423       (2,300,845)
                                                                 ---------       ---------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Activity related to investment contracts:
    Considerations received                                         37,847         202,999        1,733,030
    Interest credited to account values                            206,424         226,033          262,399
    Surrenders and other benefits                                 (815,916)       (748,904)        (756,827)
                                                                 ---------       ---------      -----------

      Net cash (used in) provided by financing activities         (571,645)       (319,872)       1,238,602
                                                                 ---------       ---------      -----------

  Net (decrease) increase in cash and cash equivalents             (46,497)         38,291       (1,109,627)
  Cash and cash equivalents at beginning of year                    47,356           9,065        1,118,692
                                                                 ---------       ---------      -----------

  Cash and cash equivalents at end of year                       $     859       $  47,356      $     9,065
                                                                 =========       =========      ===========

  Supplemental disclosures:
    Income taxes paid (refunded)                                 $     288       $  (6,992)     $     3,266
    Interest paid on borrowings                                  $     326       $     378      $       373


See Notes to Consolidated Financial Statements.

                                          AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                         For the three years ended December 31, 2005
                                                          (Thousands)

                                                                                                                  Accumulated
                                                                                    Additional                       Other
                                                                        Capital      Paid-in       Retained      Comprehensive
                                                          Total          Stock       Capital       Earnings      Income/(Loss)
-------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2002                            $825,813        $3,000      $591,872      $139,916        $ 91,025
Comprehensive loss:
  Net income                                               37,629                                    37,629
  Change in unrealized holding losses
   on securities, net                                     (44,180)                                                  (44,180)
  Reclassification adjustment for losses on
   derivatives included in net income, net                  4,417                                                     4,417
                                                         --------
  Total comprehensive loss                                 (2,134)
-------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2003                            $823,679        $3,000      $591,872      $177,545         $51,262
Comprehensive income:
  Net income                                               21,630                                    21,630
  Change in unrealized holding gains
   on securities, net                                       2,004                                                     2,004
  Reclassification adjustment for losses on
   derivatives included in net income, net                  4,402                                                     4,402
                                                         --------
Total comprehensive income                                 28,036
-------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2004                            $851,715        $3,000      $591,872      $199,175         $57,668
Comprehensive loss:
  Net income                                               25,235                                    25,235
  Change in unrealized holding losses
   on securities, net                                     (97,790)                                                  (97,790)
  Reclassification adjustment for losses on
   derivatives included in net income, net                  4,402                                                     4,402
                                                         --------
Total comprehensive loss                                  (68,153)
-------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2005                            $783,562        $3,000      $591,872      $224,410        $(35,720)
===============================================================================================================================

See Notes to Consolidated Financial Statements.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business, Basis of Presentation and Summary of Significant
     --------------------------------------------------------------------
     Accounting Policies
     -------------------

     Nature of Business
     American Enterprise Life Insurance Company is a stock life insurance company domiciled in Indiana, which holds Certificates of Authority in the District of Columbia and all states except New York. American Enterprise Life Insurance Company is a wholly-owned subsidiary of IDS Life Insurance Company (IDS Life), which is domiciled in Minnesota. IDS Life is a wholly-owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial).

     American Enterprise Life Insurance Company owns American Enterprise REO 1, LLC which holds real estate investments. American Enterprise Life Insurance Company and its subsidiary are referred to collectively as "American Enterprise Life" in this Form 10-K.

     Prior to August 1, 2005, Ameriprise Financial was referred to as American Express Financial Corporation. On February 1, 2005, American Express Company (American Express) announced its intention to pursue the disposition of 100% of its shareholdings in what is now Ameriprise Financial (the Separation) through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation and distribution of common shares to American Express shareholders (the Distribution). In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. American Enterprise Life was allocated certain separation and Distribution-related expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses allocated to American Enterprise Life are significant to American Enterprise Life.

     American Enterprise Life Insurance Company provides branded financial products and wholesaling services to support its annuity operation. American Enterprise Life principally underwrites fixed and variable annuity contracts primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York. In past years, American Enterprise Life issued a nominal amount of variable universal life contracts.

     American Enterprise Life's principal products are deferred annuities which are issued primarily to individuals. It offers single premium and flexible premium deferred annuities on both a fixed and variable dollar basis. American Enterprise Life's fixed deferred annuities guarantee a relatively low annual interest rate during the accumulation period (the time before annuity payments begin). However, American Enterprise Life has the option of paying a higher rate set at its discretion. In addition, persons owning one type of annuity may have their interest calculated based on an increase in a broad-based stock market index.

     Under American Enterprise Life's fixed and variable annuity products described above, the purchaser may choose among investment options that include American Enterprise Life's "general account" as well as from a variety of portfolios including common stocks, bonds, managed assets and/or short-term securities.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Basis of Presentation
     The accompanying Consolidated Financial Statements include the accounts of American Enterprise Life Insurance Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying Consolidated Financial Statements have been prepared in conformity with United States generally accepted accounting principles (GAAP) which vary in certain respects from reporting practices prescribed or permitted by the Indiana Department of Insurance as included in Note 6. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

     Principles of Consolidation
     American Enterprise Life consolidates all entities, in which it holds a greater than 50% voting interest. Entities in which American Enterprise Life holds a greater than 20% but less than 50% voting interest are accounted for under the equity method. All other investments are accounted for under the cost method unless American Enterprise Life determines that it exercises significant influence over the entity by means other than voting rights, in which case, these entities are either accounted for under the equity method or are consolidated, as appropriate.

     Qualifying Special Purpose Entities (QSPEs) under Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are not consolidated. Such QSPEs include a securitization trust containing its rated collateralized debt obligations (CDOs) described in Note 2. American Enterprise Life sold all of its retained interest in this securitization trust in 2005.

     BALANCE SHEET

     INVESTMENTS
     Investments consist of the following:

     Available-for-Sale Securities
     Available-for-Sale securities are carried at fair value on the Consolidated Balance Sheets with unrealized gains (losses) recorded in accumulated other comprehensive income (loss) within equity, net of income tax provision (benefit) and net of adjustments in asset and liability balances, such as deferred policy acquisition costs (DAC), to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet date. Gains and losses are recognized in results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. American Enterprise Life also considers the extent to which amortized cost exceeds fair value, the duration of that difference, and management's judgment about the issuer's current and prospective financial condition, as well as its ability and intent to hold until recovery. Other-than-temporary impairment charges are recorded in net realized gains (losses) on investments within the Consolidated Statements of Income. Fair value is generally based on quoted market prices.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Mortgage Loans on Real Estate, Net
     Mortgage loans on real estate reflect principal amounts outstanding less allowance for mortgage loan losses. The allowance for mortgage loan losses is measured as the excess of the loan's recorded investment over the present value of its expected principal and interest payments discounted at the loan's effective interest rate, or the fair value of collateral. Additionally, the level of the allowance for mortgage loan losses considers other factors, including historical experience and current economic and political conditions. Management regularly evaluates the adequacy of the allowance for mortgage loan losses and believes it is adequate to absorb estimated losses in the portfolio.

     American Enterprise Life generally stops accruing interest on mortgage loans for which interest payments are delinquent more than three months. Based on management's judgment as to the ultimate collectibility of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

     Other Investments
     Other investments principally include real estate and reflect properties acquired in satisfaction of debt and are carried at the lower of cost or the property's net realizable value.

     CASH AND CASH EQUIVALENTS
     American Enterprise Life has defined cash equivalents to include highly liquid investments with original maturities of 90 days or less.

     DEFERRED POLICY ACQUISITION COSTS
     DAC represents the costs of acquiring new business, principally direct sales commissions and other distribution costs that have been deferred on the sale of annuity products. These costs are deferred to the extent they are recoverable from future profits. DAC is amortized over periods approximating the lives of the business, generally as a percentage of estimated gross profits or as a portion of product interest margins depending on the product's characteristics.

     For American Enterprise Life's annuity products, the DAC balances at any reporting date are supported by projections that show management expects there to be adequate estimated gross profits or interest margins after that date to amortize the remaining DAC balances. These projections are inherently uncertain because they require management to make assumptions about financial markets, anticipated mortality levels, and contractholder behavior over periods extending well into the future. Projection periods used for American Enterprise Life's annuity business are typically 10 to 15 years. Management regularly monitors financial market conditions and actual contractholder behavior experience and compares them to its assumptions. For annuity products, the assumptions made in projecting future results and calculating the DAC balances and DAC amortization expense are management's best estimates. Management is required to update these assumptions whenever it appears that, based on actual experience or other evidence, earlier estimates should be revised. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC may also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in DAC balances and an increase in DAC amortization expenses while a decrease in amortization percentage will result in an increase in DAC balances and a decrease in DAC amortization expenses. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period and is reflected in the period in which such changes are made.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     DEFERRED SALES INDUCEMENT COSTS
     Deferred sales inducement costs (DSIC) consist of bonus interest credits and deposit credits added to certain annuity contract values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. These costs were previously included in DAC and were reclassified as part of the adoption of the American Institute of Certified Public Accountants (AICPA) Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC.

     DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
     Derivative instruments are classified on the Consolidated Balance Sheets at fair value within other assets or liabilities. The fair value of American Enterprise Life's derivative financial instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. In certain instances, the fair value includes structuring costs incurred at the inception of the transactions. The accounting for the change in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any.

     American Enterprise Life has economic hedges that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). For derivative financial instruments that do not qualify for hedge accounting, or are not designated as hedges, changes in the fair value are reported in current period earnings generally as a component of net investment income. See the "Derivatives Not Designated as Hedges" section of Note 8 which describes the types of economic hedges used by American Enterprise Life.

     SEPARATE ACCOUNT ASSETS AND LIABILITIES
     Separate account assets and liabilities are funds held for exclusive benefit of variable annuity contractholders. American Enterprise Life receives mortality and expense risk and other fees, including payments from its affiliate, RiverSource Investments, LLC for providing certain sponsor and related servicing activity, which are based on asset levels, and guaranteed minimum death benefit (GMDB) fees from the related accounts. In addition, American Enterprise Life also receives marketing and administrative support payments from the affiliates of other companies' funds included as investment options in its variable products, which vary based on the level of variable assets. American Enterprise Life's major source of revenue from variable annuities it sells is mortality and expense risk and other fees.

     American Enterprise Life provides contractual mortality assurances to variable annuity contractholders that the net assets of the separate accounts will not be affected by future variations in the actual life expectancy experience of the annuitants and beneficiaries from the mortality assumptions implicit in the annuity contracts. American Enterprise Life makes periodic fund transfers to, or withdrawals from, the separate account assets for such actuarial adjustments for variable annuities that are in the benefit payment period. American Enterprise Life also guarantees that the rates at which administrative charges are deducted from contract funds will not exceed contractual maximums.

     LIABILITIES FOR FUTURE POLICY BENEFITS

     Fixed Annuities and Variable Annuity Guarantees
     Liabilities for fixed and variable deferred annuities are equal to accumulation values which are the cumulative gross deposits, credited interest and fund performance less withdrawals and mortality and expense risk charges.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The majority of the variable annuity contracts offered by American Enterprise Life contain GMDB provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. American Enterprise Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings. These are referred to as gain gross-up (GGU) benefits. In addition, American Enterprise Life offers contracts containing guaranteed minimum withdrawal benefit (GMWB), guaranteed minimum income benefit (GMIB) and guaranteed minimum accumulation benefit (GMAB) provisions.

     Effective January 1, 2004, liabilities for GMDB, GGU and GMIB benefits have been established under SOP 03-1. Actuarial models to simulate various equity market scenarios are used to project these benefits and contract assessments and include making significant assumptions related to customer asset value growth rates, mortality, persistency and investment margins. These assumptions, as well as their periodic review by management, are consistent with those used for DAC purposes. Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed when payable. See the "Recently Issued Accounting Standards" section below and Note 4 for more information about these guaranteed benefits.

     GMWB and GMAB provisions are considered embedded derivatives under SFAS 133 and, accordingly, are carried at fair value within future policy benefits for variable annuity guarantees on the Consolidated Balance Sheets. The fair value of these embedded derivatives is based on the present value of future benefits less applicable fees charged for the provision. Changes in fair value are reflected in death and other benefits for investment contracts within the Consolidated Statements of Income.

     Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 8.5% at December 31, 2005, depending on year of issue, with an average rate of approximately 5.5%.

     REVENUES AND EXPENSES

     American Enterprise Life's principal sources of revenue include net investment income, contractholder charges and mortality and expense risk and other fees.

     Net Investment Income
     Net investment income predominantly consists of interest income earned on fixed maturity securities classified as Available-for-Sale, mortgage loans on real estate and gains and losses on hedges on GMWB. Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale and mortgage loans on real estate so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term.

     Contractholder Charges
     Contractholder charges include administrative and surrender charges on annuities and are recognized as revenue when collected.

     Mortality and Expense Risk and Other Fees
     Mortality and expense risk and other fees include risk and administration fees, which are generated directly and indirectly from American Enterprise Life's separate account assets. American Enterprise Life's mortality and expense risk and other fees are generally computed as a contractual rate based on the underlying asset values and are generally received monthly.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Net Realized Gain (Loss) on Investments
     Realized gains and losses are recognized using the specific identification method, on a trade date basis, and charges are recorded when securities are determined to be other-than-temporarily impaired.

     Separation Costs
     During 2005, Ameriprise Financial developed an allocation policy for separation costs resulting in the allocation of certain costs to American Enterprise Life that it considered to be a reasonable reflection of separation costs benefiting American Enterprise Life. Separation costs generally consist of allocated employee retention program costs, re-branding and marketing costs and costs to separate and reestablish technology platforms related to the separation and Distribution of Ameriprise Financial.

     Income Taxes
     American Enterprise Life's taxable income is included in the consolidated federal income tax return of American Express through September 30, 2005. American Enterprise Life's taxable income will be included with IDS Life in filing a separate consolidated life insurance company federal income tax return for five tax years following the Distribution including the period October 1, 2005 through December 31, 2005. American Enterprise Life provides for income taxes on a separate return basis, except that, under an agreement with IDS Life, tax benefit is recognized for losses to the extent they can be used on the consolidated tax return. It is the policy of IDS Life that IDS Life will reimburse subsidiaries for all tax benefits.

     RECENTLY ISSUED ACCOUNTING STANDARDS
     On November 3, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP FAS 115-1 and FAS 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. American Enterprise Life anticipates the impact of FSP FAS 115-1 and FAS 124-1 on American Enterprise Life's consolidated results of operations and financial condition will not be material.

     In September 2005, the AICPA issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts" (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. American Enterprise Life is currently evaluating the impact of SOP 05-1 on American Enterprise Life's consolidated results of operations and financial condition.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" (SFAS 154). This statement replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. American Enterprise Life does not anticipate SFAS 154 will materially impact its Consolidated Financial Statements upon its adoption on January 1, 2006.

     In June 2004, the FASB issued FSP No. 97-1, "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (SFAS No. 97), Permit or Require Accrual of an Unearned Revenue Liability" (FSP 97-1). The implementation of SOP 03-1 raised a question regarding the interpretation of the requirements of SFAS No. 97 concerning when it is appropriate to record an unearned revenue liability. FSP 97-1 clarifies that SFAS No. 97 is clear in its intent and language, and requires the recognition of an unearned revenue liability for amounts that have been assessed to compensate insurers for services to be performed over future periods. SOP 03-1 describes one situation, when assessments result in profits followed by losses, where an unearned revenue liability is required. SOP 03-1 does not amend SFAS No. 97 or limit the recognition of an unearned revenue liability to the situation described in SOP 03-1. The guidance in FSP 97-1 is effective for financial statements for fiscal periods beginning after June 18, 2004. The adoption of FSP 97-1 did not have a material impact on American Enterprise Life's consolidated results of operations or financial condition.

     In July 2003, the AICPA issued SOP 03-1 effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance on separate account presentation and accounting for interests in separate accounts. Additionally, SOP 03-1 provides clarifying guidance as to the recognition of bonus interest and other sales inducement benefits and the presentation of any deferred amounts in the financial statements. Lastly, SOP 03-1 requires insurance enterprises to establish additional liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. Where an additional liability is established, the recognition of this liability will then be considered in amortizing DAC and any DSIC associated with those insurance or annuity contracts.

     The adoption of SOP 03-1 as of January 1, 2004, resulted in a cumulative effect of accounting change that reduced 2004 results by $3.6 million ($5.5 million pretax). The cumulative effect of accounting change related to establishing additional liabilities for certain variable annuity guaranteed benefits ($3.4 million) and from considering these liabilities in valuing DAC and DSIC associated with those contracts. Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed when payable. American Enterprise Life's accounting for separate accounts was already consistent with the provisions of SOP 03-1 and, therefore, there was no impact related to this requirement.

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

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs) and was subsequently revised in December 2003. FIN 46 was effective for American Enterprise Life as of December 31, 2003. FIN 46 does not impact the accounting for QSPEs as defined by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," such as American Enterprise Life's CDO-related securitization trust established in 2001 (which was sold in 2005). That trust contained a majority of American Enterprise Life's rated CDOs whose retained interest in the trust had a carrying value of $41.1 million at December 31, 2003, of which $30.3 million is considered investment grade. There were no other impacts on the financial statements as of December 31, 2003.

2.   Investments
     -----------

     AVAILABLE-FOR-SALE SECURITIES

     Available-for-Sale securities at December 31, 2005 are distributed by type as presented below:

     ---------------------------------------------------------------------------------------------------------
                                                                  Gross            Gross
                                                Amortized      Unrealized       Unrealized            Fair
      (Thousands)                                 Cost           Gains            Losses             Value
     ---------------------------------------------------------------------------------------------------------
      Fixed maturities:
      Mortgage and other asset-backed
        securities                             $2,650,573         $7,539         $(47,855)         $2,610,257
      Corporate debt securities                 2,462,313         28,075          (43,009)          2,447,379
      Foreign corporate bonds and
        obligations                               593,440          8,734          (12,993)            589,181
      U.S. Government and agencies obligations     74,172            111           (1,743)             72,540
      State and municipal obligations              30,240            190           (1,159)             29,271
      Foreign government bonds and obligations      8,003            788                -               8,791
     ---------------------------------------------------------------------------------------------------------
      Total fixed maturities                    5,818,741         45,437         (106,759)          5,757,419
      Preferred and common stocks                       -              -                -                   -
     .........................................................................................................
      Total                                    $5,818,741        $45,437        $(106,759)         $5,757,419
     ---------------------------------------------------------------------------------------------------------

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Available-for-Sale securities at December 31, 2004 are distributed by type as presented below:

     ----------------------------------------------------------------------------------------------------------
                                                                  Gross            Gross
                                                Amortized      Unrealized        Unrealized            Fair
      (Thousands)                                 Cost            Gains            Losses              Value
     ----------------------------------------------------------------------------------------------------------
      Fixed maturities:
      Mortgage and other asset-backed
        securities                              $2,719,323       $ 31,234         $(11,301)         $2,739,256
      Corporate debt securities                  2,715,114         88,129           (9,854)          2,793,389
      Foreign corporate bonds and
         obligations                               638,653         22,603           (3,419)            657,837
      U.S. Government and agencies obligations     102,245            310              (71)            102,484
      Structured investments(a)                     47,968              -           (6,194)             41,774
      State and municipal obligations               30,239            302             (878)             29,663
      Foreign government bonds and obligations       3,941            489                -               4,430
     ----------------------------------------------------------------------------------------------------------
      Total fixed maturities                     6,257,483        143,067          (31,717)          6,368,833
      Preferred and common stocks                    6,000            246                -               6,246
     ..........................................................................................................
      Total                                     $6,263,483       $143,313         $(31,717)         $6,375,079
     ----------------------------------------------------------------------------------------------------------

     (a) Includes unconsolidated CDOs.

     At December 31, 2005 and 2004, fixed maturity securities, excluding net unrealized appreciation and depreciation, comprised approximately 94% of American Enterprise Life's total investments. These securities are rated by Moody's Investors Service, Inc. (Moody's) and Standard & Poor's (S&P), except for approximately $123.6 million and $139.3 million of securities at December 31, 2005 and 2004, respectively, which are rated by RiverSource Investments, LLC's internal analysts using criteria similar to Moody's and S&P. Ratings on investment grade securities are presented using S&P's convention and, if the two agencies' ratings differ, the lower rating is used. A summary by rating, (excluding net unrealized appreciation and depreciation) on December 31 is as follows:

      Rating                                                2005         2004
     -------------------------------------------------------------------------
      AAA                                                    49%          47%
      AA                                                      3            2
      A                                                      18           19
      BBB                                                    23           24
      Below investment grade                                  7            8
     .........................................................................
         Total                                              100%         100%
     -------------------------------------------------------------------------

     At December 31, 2005 and 2004, approximately 58% and 63%, respectively, of the securities rated AAA are GNMA, FNMA and FHLMC mortgage-backed securities. No holdings of any other issuer were greater than 10% of stockholder's equity.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table provides information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005:

     ------------------------------------------------------------------------------------------------------------------------------
     (Thousands)                           Less than 12 months              12 months or more                      Total
     ------------------------------------------------------------------------------------------------------------------------------
                                          Fair         Unrealized         Fair          Unrealized         Fair         Unrealized
     Description of securities:           Value          Losses           Value           Losses           Value          Losses
     ------------------------------------------------------------------------------------------------------------------------------
      Mortgage and other
       asset-backed securities          $1,440,072      $(21,811)      $  719,535        $(26,044)      $2,159,607      $ (47,855)
      Corporate debt securities          1,130,267       (24,674)         414,348         (18,335)       1,544,615        (43,009)
      Foreign corporate bonds
       and obligations                     210,733        (7,352)         131,297          (5,641)         342,030        (12,993)
      U.S. Government and
       agencies obligations                 33,493          (623)          36,557          (1,120)          70,050         (1,743)
      State and municipal
       obligations                          23,961        (1,025)           2,870            (134)          26,831         (1,159)
     ..............................................................................................................................
        Total                           $2,838,526      $(55,485)      $1,304,607        $(51,274)      $4,143,133      $(106,759)
     ------------------------------------------------------------------------------------------------------------------------------

     The following table provides information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004:

     ------------------------------------------------------------------------------------------------------------------------------
     (Thousands)                           Less than 12 months              12 months or more                      Total
     ------------------------------------------------------------------------------------------------------------------------------
                                          Fair         Unrealized         Fair          Unrealized         Fair         Unrealized
     Description of securities:           Value          Losses           Value           Losses           Value          Losses
     ------------------------------------------------------------------------------------------------------------------------------
      Mortgage and other
       asset-backed securities           $963,075       $ (5,848)       $151,475         $ (5,453)      $1,114,550       $(11,301)
      Corporate debt securities           489,190         (3,892)        214,895           (5,962)         704,085         (9,854)
      Foreign corporate bonds and
       obligations                        120,722         (1,157)        103,192           (2,262)         223,914         (3,419)
      U.S. Government and
       agencies obligations                71,002            (56)            533              (15)          71,535            (71)
      Structured investments                    -              -          41,774           (6,194)          41,774         (6,194)
      State and municipal
       obligations                              -              -          22,126             (878)          22,126           (878)
     ..............................................................................................................................
        Total                          $1,643,989       $(10,953)       $533,995         $(20,764)      $2,177,984       $(31,717)
     ------------------------------------------------------------------------------------------------------------------------------

     In evaluating potential other-than-temporary impairments, American Enterprise Life considers the extent to which amortized costs exceeds fair value and the duration of that difference. A key metric in performing this evaluation is the ratio of fair value to amortized cost. The following table summarizes the unrealized losses by ratio of fair value to amortized cost as of December 31, 2005:

      (Millions, except
      number of securities)        Less than 12 months                  12 months or more                       Total
     ------------------------------------------------------------------------------------------------------------------------------
                                                       Gross                               Gross                             Gross
      Ratio of Fair Value    Number of     Fair   Unrealized     Number of     Fair   Unrealized    Number of    Fair   Unrealized
      to Amortized Cost     Securities    Value       Losses    Securities    Value       Losses   Securities   Value       Losses
     ------------------------------------------------------------------------------------------------------------------------------
      95% - 100%                   357   $2,733         $(47)       116      $1,135         $(40)         473  $3,868        $ (87)
      90% - 95%                     28       78           (5)        22         169          (11)          50     247          (16)
      80% - 90%                      7       27           (4)         1           1            -            8      28           (4)
     ..............................................................................................................................
          Total                    392   $2,838         $(56)        39      $1,305         $(51)         531  $4,143        $(107)
     ------------------------------------------------------------------------------------------------------------------------------

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A majority of the gross unrealized losses related to corporate debt securities and substantially all of the gross unrealized losses related to mortgage and other asset-backed securities are attributable to changes in interest rates. A portion of the gross unrealized losses particularly related to corporate debt securities is also attributed to credit spreads and specific issuer credit events. As noted in the table above, a significant portion of the unrealized loss relates to securities that have a fair value to amortized cost ratio of 95% or above resulting in an overall 97% ratio of fair value to amortized cost for all securities with an unrealized loss. The unrealized losses are not concentrated in any individual industries or with any individual securities.

     American Enterprise Life monitors the investments and metrics discussed previously on a quarterly basis to identify and evaluate investments that have indications of possible other-than-temporary impairment. See the Investments section of Note 1 for information regarding American Enterprise Life's policy for determining when an investment's decline in value is other-than-temporary. As stated earlier, American Enterprise Life's ongoing monitoring process has revealed that a significant portion of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in interest rates. Additionally, American Enterprise Life has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none are other-than-temporarily impaired at December 31, 2005.

     The change in net unrealized securities gains (losses) recognized in accumulated other comprehensive income includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in market value of securities that were held during the period (holding gains (losses)), (ii) gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales and other-than-temporary impairments of Available-for-Sale securities (reclassification of realized (gains) losses) and (iii) other items primarily consisting of adjustments in asset balances, such as DAC and DSIC, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective consolidated balance sheet dates.

     The following table presents these components of other comprehensive
     (loss) income, net of tax:

     (Thousands)                                                   2005           2004           2003
    -----------------------------------------------------------------------------------------------------
     Holding (losses) gains, net of tax of $60,617, $4,106,
      and $18,168, respectively                                 $(112,573)       $ 7,624       $(33,742)
     Reclassification of realized losses (gains), net of
      tax of $95, $1,920, and $9,157, respectively                    177         (3,565)       (17,006)
     DAC, net of tax of $6,660, $294 and $3,536,
      respectively                                                 12,372           (544)         6,568
     DSIC, net of tax of $1,205, $814, and $0,
      respectively                                                  2,234         (1,511)             -
    .....................................................................................................
     Net unrealized securities (losses) gains                   $ (97,790)       $ 2,004       $(44,180)
    -----------------------------------------------------------------------------------------------------

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following is a distribution of Available-for-Sale securities by maturity at December 31, 2005:

                                                              Amortized              Fair
     (Thousands)                                                Cost                Value
    -----------------------------------------------------------------------------------------
     Due within 1 year                                       $  137,638           $  138,636
     Due after 1 through 5 years                                871,839              870,118
     Due after 5 through 10 years                             2,052,358            2,033,347
     Due after 10 years                                         106,333              105,061
     ----------------------------------------------------------------------------------------
                                                              3,168,168            3,147,162
     Mortgage and other asset-backed securities               2,650,573            2,610,257
    .........................................................................................
     Total                                                   $5,818,741           $5,757,419
    -----------------------------------------------------------------------------------------

     The expected payments on mortgage and other asset-backed securities may not coincide with their contractual maturities. As such, these securities were not included in the maturities distribution.

     The table below includes sales, maturities, and purchases of investments classified as Available-for-Sale for the years ended December 31:

      (Thousands)                            2005          2004           2003
     ------------------------------------------------------------------------------
      Sales                                $579,784      $341,077      $3,365,402
      Maturities, sinking fund payments
       and calls                           $577,264      $400,057      $  875,785
      Purchases                            $735,554      $480,031      $5,678,854
     ------------------------------------------------------------------------------

     Included in net realized gains and losses were gross realized gains and losses on sales of securities, as well as other-than-temporary losses on investments, classified as Available-for-Sale, using the specific identification method, as noted in the following table for the years ended December 31:

      (Thousands)                            2005          2004           2003
     ------------------------------------------------------------------------------
      Gross realized gains from sales      $ 11,232       $ 9,464       $ 65,739
      Gross realized losses from sales     $(10,155)      $(3,980)      $(30,254)
      Other-than-temporary impairments     $ (1,349)      $     -       $ (9,323)
     ------------------------------------------------------------------------------

     The $1.3 million of other-than-temporary impairments in 2005 primarily related to corporate debt securities within the auto industry which were downgraded in 2005 and subsequently deteriorated throughout the year in terms of their fair value to amortized cost. The $9.3 million of other-than-temporary impairments in 2003 consisted of $5.6 million related to corporate debt securities and $3.7 million related to American Enterprise Life's interest in a CDO securitization trust which was sold in 2005 as discussed below.

     During the second quarter 2005, American Enterprise Life sold all of its retained interest in a CDO-related securitization trust and recognized a net realized pretax loss of $1.2 million. The carrying value of this retained interest was $41.8 million at December 31, 2004, of which $31.0 million was considered investment grade.

     At December 31, 2005 and 2004, bonds carried at $4.2 million were on deposit with various states as required by law.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     MORTGAGE LOANS ON REAL ESTATE, NET

     The following is a summary of mortgage loans on real estate at December 31:

      (Thousands)                                  2005             2004
     -------------------------------------------------------------------------
      Mortgage loans on real estate              $362,168         $427,761
      Less: allowance for loan losses              (6,862)          (6,862)
     .........................................................................
      Net mortgage loans                         $355,306         $420,899
     -------------------------------------------------------------------------

     Mortgage loans are first mortgages on real estate. American Enterprise Life holds the mortgage documents, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. Mortgage loan fundings are restricted by state insurance regulatory authorities to 80% or less of the market value of the real estate at the time of origination of the loan. Commitments to fund mortgages are made in the ordinary course of business. The estimated fair value of the mortgage commitments as of December 31, 2005 and 2004 was not material.

     American Enterprise Life did not have a recorded investment in impaired mortgage loans on real estate at December 31, 2005 and 2004. During 2005 and 2004, the average recorded investment in impaired mortgage loans on real estate was nil and $1.5 million, respectively. American Enterprise Life recognized nil, $0.1 million and $0.2 million of interest income related to impaired mortgage loans on real estate for the years ended December 31, 2005, 2004 and 2003, respectively.

     The balances of and changes in the total allowance for mortgage loan losses as of and for the years ended December 31, are as follows:

      (Thousands)                                     2005          2004           2003
     -------------------------------------------------------------------------------------
     Balance, beginning of year                     $6,862         $ 7,362       $10,812
     Provision for mortgage loan losses                  -             661           281
     Foreclosures, write-offs and loan sales             -          (1,161)       (3,731)
     .....................................................................................
     Balance, end of year                           $6,862         $ 6,862       $ 7,362
     -------------------------------------------------------------------------------------

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Concentration of credit risk of mortgage loans on real estate by region at December 31 were:

      (Thousands)                                     2005                               2004
     -----------------------------------------------------------------------------------------------------
                                           On Balance        Funding        On Balance         Funding
      Region                                  Sheet        Commitments         Sheet         Commitments
     -----------------------------------------------------------------------------------------------------
      South Atlantic                        $ 71,153         $    -          $ 96,011          $   240
      East North Central                      70,402              -            81,737                -
      West North Central                      66,097              -            74,452                -
      Middle Atlantic                         48,435              -            51,082                -
      Mountain                                45,004              -            53,226                -
      West South Central                      23,721              -            24,585                -
      Pacific                                 14,242              -            20,073                -
      New England                             13,634              -            16,483                -
      East South Central                       9,480              -            10,112                -
     .....................................................................................................
                                             362,168                          427,761              240
      Less: allowance for loan losses         (6,862)             -            (6,862)               -
     .....................................................................................................
        Total                               $355,306         $    -          $420,899          $   240
     -----------------------------------------------------------------------------------------------------

     Concentration of credit risk of mortgage loans on real estate by property type at December 31 were:

      (Thousands)                                     2005                               2004
     -----------------------------------------------------------------------------------------------------
                                           On Balance        Funding        On Balance        Funding
      Property type                           Sheet        Commitments         Sheet        Commitments
     -----------------------------------------------------------------------------------------------------
      Office buildings                      $132,250         $    -          $154,259          $   240
      Apartments                              82,851              -            89,977                -
      Department/retail stores                75,215              -            94,284                -
      Industrial buildings                    43,690              -            48,087                -
      Hotels/motels                           13,348              -            25,802                -
      Medical buildings                       10,520              -            10,890                -
      Mixed use                                4,294              -             4,462                -
     .....................................................................................................
                                             362,168              -           427,761              240
      Less: allowance for loan losses         (6,862)             -            (6,862)               -
     .....................................................................................................
         Total                              $355,306         $    -          $420,899          $   240
     -----------------------------------------------------------------------------------------------------

     SOURCES OF INVESTMENT INCOME AND REALIZED GAINS (LOSSES) ON INVESTMENTS

     Net investment income for the years ended December 31 is summarized as follows:

      (Thousands)                                     2005           2004          2003
     -------------------------------------------------------------------------------------
      Income on fixed maturities                    $309,257       $328,164      $321,420
      Income on mortgage loans on real estate         28,245         36,329        42,482
      Other investments                               13,649         12,236        11,600
     .....................................................................................
                                                     351,151        376,729       375,502
      Less: investment expenses                        2,886            242         3,308
     .....................................................................................
         Total                                      $348,265       $376,487      $372,194
     -------------------------------------------------------------------------------------

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Net realized gains (losses) on investments for the years ended December 31 is summarized as follows:

      (Thousands)                                     2005          2004           2003
     -------------------------------------------------------------------------------------
      Fixed maturities                              $  (272)       $5,484        $26,162
      Mortgage loans on real estate                  (1,089)         (288)        (1,082)
      Other investments                                   -            (3)            25
     .....................................................................................
         Total                                      $(1,361)       $5,193        $25,105
     -------------------------------------------------------------------------------------

3.   Deferred Policy Acquisition Costs and Deferred Sales Inducement Costs
     ---------------------------------------------------------------------

     The balances of and changes in DAC as of and for the years ended December 31, were:

      (Thousands)                                     2005           2004          2003
     -------------------------------------------------------------------------------------
      Balance, beginning of year                    $299,708       $296,722      $226,010
      Impact of SOP 03-1                                   -         (1,204)            -
      Capitalization of acquisition costs             89,256         65,864        99,000
      Amortization, excluding impact of changes
       in assumptions                                (66,581)       (61,936)      (41,592)
      Amortization, impact of annual third
       quarter changes in DAC-related assumptions      2,800          1,100         3,200
      Impact of changes in net unrealized
       securities losses (gains)                      19,032           (838)       10,104
     .....................................................................................
      Balance, end of year                          $344,215       $299,708      $296,722
     -------------------------------------------------------------------------------------

     The balances of and changes in DSIC as of and for the years ended December 31, were:

      (Thousands)                                     2005          2004           2003
     -------------------------------------------------------------------------------------
     Balance, beginning of year                     $ 49,822       $49,244       $34,567
     Impact of SOP 03-1                                    -          (900)            -
     Capitalization of sales inducements              15,411        13,488        21,890
     Amortization                                    (14,313)       (9,685)       (7,213)
     Impact of changes in net unrealized
      securities losses (gains)                        3,439        (2,325)            -
     .....................................................................................
     Balance, end of year                           $ 54,359       $49,822       $49,244
     -------------------------------------------------------------------------------------

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Variable Annuity Guarantees
     ---------------------------

     This note discusses variable annuity guarantees for which liabilities are established under SOP 03-1, specifically GMDB, GGU and GMIB. See
     Note 8 for more information about guarantees for which liabilities are established under SFAS 133, specifically GMWB and GMAB.

     The majority of the variable annuity contracts offered by American Enterprise Life contain GMDB provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. American Enterprise Life also offers GGU provisions on variable annuities with death benefit provisions and contracts containing GMIB provisions. If elected by the contract owner and after a stipulated waiting period from contract issuance, a GMIB guarantees a minimum lifetime annuity based on a specified rate of contract accumulation value growth and predetermined annuity purchase rates. American Enterprise Life has established additional liabilities for these variable annuity death benefits and GMIB provisions.

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

     In determining the additional liabilities for variable annuity death benefits and GMIB, American Enterprise Life projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with DAC, management will review, and where appropriate, adjust its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management will review and update these assumptions annually in the third quarter of each year.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following provides summary information related to variable annuity contracts for which American Enterprise Life has established additional liabilities for death benefits and GMIB as of December 31:

     ----------------------------------------------------------------------------------------------------
     VARIABLE ANNUITY GMDB, GMIB, AND GGU BY BENEFIT TYPE                         2005          2004
     ----------------------------------------------------------------------------------------------------
     (Dollars in thousands)
     ----------------------------------------------------------------------------------------------------
     Contracts with GMDB       Total Contract Value                            $1,562,858    $1,205,839
     Providing for Return      Contract Value in Separate Accounts             $  843,406    $  333,958
     of Premium                Net Amount at Risk*                             $    5,025    $    4,430
                               Weighted Average Attained Age                           65            64
     ----------------------------------------------------------------------------------------------------
     Contracts with GMDB       Total Contract Value                            $2,256,534    $1,941,942
     Providing for One Year    Contract Value in Separate Accounts             $1,645,665    $1,287,227
     Ratchet                   Net Amount at Risk*                             $   40,412    $   52,435
                               Weighted Average Attained Age                           63            64
     ----------------------------------------------------------------------------------------------------
                               Total Contract Value                            $  453,008    $  305,537
     Contracts with Other      Contract Value in Separate Accounts             $  387,456    $  236,344
     GMDB                      Net Amount at Risk*                             $   15,883    $   11,689
                               Weighted Average Attained Age                           63            64
     ----------------------------------------------------------------------------------------------------
                               Total Contract Value                            $  128,084    $  103,324
     Contracts with GGU        Contract Value in Separate Accounts             $   94,482    $   65,952
     Death Benefit             Net Amount at Risk*                             $    6,513    $    3,802
                               Weighted Average Attained Age                           64            64
     ----------------------------------------------------------------------------------------------------
                               Total Contract Value                            $  763,365    $  579,466
     Contracts with GMIB       Contract Value in Separate Accounts             $  686,175    $  497,594
                               Net Amount at Risk*                             $   15,962    $   11,886
                               Weighted Average Attained Age                           60            59
     ----------------------------------------------------------------------------------------------------

     * Represents current death benefit less total contract value for GMDB, amount of gross up for GGU and accumulated guaranteed minimum benefit base less total contract value for GMIB and assumes the actuarially remote scenario that all claims become payable on the same day.
     ----------------------------------------------------------------------------------------------------
     ADDITIONAL LIABILITIES AND INCURRED BENEFITS                              GMDB & GGU       GMIB
     ----------------------------------------------------------------------------------------------------
                               Liability balance at January 1                  $    2,516     $   2,989
      For the year ended       Reported claims                                 $      967     $       -
      December 31, 2005        Liability balance at December 31                $    2,247     $   3,527
                               Incurred claims (reported + change in
                                 liability)                                    $      698     $     538
     ----------------------------------------------------------------------------------------------------

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


5.   Income Taxes
     ------------

     American Enterprise Life qualifies as a life insurance company for federal income tax purposes. As such, American Enterprise Life is subject to the Internal Revenue Code provisions applicable to life insurance companies.

     Provisions (benefits) for income taxes were:

     (Thousands)                                      2005            2004             2003
     ----------------------------------------------------------------------------------------
      Federal income tax:
        Current                                     $16,976         $(2,895)         $ 3,371
        Deferred                                     (8,581)         21,835           15,420
     ----------------------------------------------------------------------------------------
      Total federal income taxes                      8,395          18,940           18,791
      State income taxes-current                         59            (932)             284
     ........................................................................................
      Income tax provision before
       accounting change                            $ 8,454         $18,008          $19,075
     ----------------------------------------------------------------------------------------

     The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% are as follows:

                                                      2005            2004             2003
     ----------------------------------------------------------------------------------------
      Tax at U.S. statutory rate                      35.0%           35.0%            35.0%
      Changes in taxes resulting from:
        Tax-exempt interest and dividend income       (5.1)           (1.7)            (0.8)
        State income taxes, net of federal benefit     0.1            (1.4)             0.3
        Other, net                                    (4.9)            9.8             (0.9)
     ........................................................................................
      Income tax provision before accounting change   25.1%           41.7%            33.6%
     ========================================================================================

     Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for U.S. GAAP reporting versus income tax return purposes. The significant components of American Enterprise Life's deferred income tax assets and liabilities as of December 31, 2005 and 2004 are reflected in the following table:

     (Thousands)                                                        2005            2004
     -----------------------------------------------------------------------------------------
      Deferred income tax assets:
        Policy reserves                                               $132,534       $112,410
        Deferred taxes related to net unrealized securities and
         derivative losses                                              19,234              -
        Other investments                                                    -            894
        Other                                                           10,183          5,630
     .........................................................................................
      Total deferred income tax assets                                 161,951        118,934
     -----------------------------------------------------------------------------------------

      Deferred income tax liabilities:
        Deferred policy acquisition costs                               97,720         86,547
        Deferred taxes related to net unrealized securities and
         derivative gains                                                    -         36,682
        Other investments                                               21,832              -
        Other                                                           18,516         30,689
     .........................................................................................
      Total deferred income tax liabilities                            138,068        153,918
     .........................................................................................
      Deferred tax assets (liabilities), net                          $ 23,883       $(34,984)
     -----------------------------------------------------------------------------------------

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     American Enterprise Life is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in American Enterprise Life's deferred tax assets is a significant deferred tax asset relating to capital losses realized for tax return purposes and capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. American Enterprise Life has $33.4 million in capital loss carryforwards that expire December 31, 2009. The deferred tax benefit of these capital loss carryforwards is reflected in the other investments deferred tax assets, net of other related items. Based on analysis of American Enterprise Life's tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable American Enterprise Life to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2005 and 2004.

     As a result of the separation of Ameriprise Financial from American Express, American Enterprise Life will be required to file a short period income tax return through September 30, 2005 which will be included as part of the American Express consolidated income tax return for the year ended December 31, 2005. Additionally, IDS Life and subsidiaries will not be able to file a consolidated U.S. federal income tax return with the other members of the Ameriprise Financial affiliated group for five tax years following the Distribution. Therefore American Enterprise Life will also be required to file a separate short period tax return as part of an IDS Life consolidated life insurance company income tax return for the period October 1, 2005 through December 31, 2005.

     The items comprising other comprehensive income in the Consolidated Statements of Stockholder's Equity are presented net of the following income tax benefit (provision) amounts:

     (Thousands)                                      2005            2004             2003
     ----------------------------------------------------------------------------------------
      Net unrealized securities losses (gains)      $52,657         $(1,078)         $23,789
      Net unrealized derivative gains                (2,370)         (2,370)          (2,379)
     ........................................................................................
      Net income tax benefit (provision)            $50,287         $(3,448)         $21,410
     ----------------------------------------------------------------------------------------

6.   Statutory Capital and Surplus
     -----------------------------

     Statutory capital and surplus available for distribution or dividends to IDS Life are limited to American Enterprise Life's surplus as determined in accordance with accounting practices prescribed by state insurance regulatory authorities. American Enterprise Life's statutory unassigned deficit aggregated $61.9 million and $69.0 million as of December 31, 2005 and 2004, respectively; therefore, any dividend or distribution in 2006 would require approval of the Department of Insurance of the State of Indiana.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Statutory net (loss) income for the years ended December 31 and capital and surplus as of December 31 are summarized as follows:

     (Thousands)                                      2005            2004             2003
     -----------------------------------------------------------------------------------------
      Statutory net (loss) income                   $ (8,253)       $ 47,380         $  6,483
      Statutory capital and surplus                 $532,942        $525,885         $495,816

     American Enterprise Life is subject to regulatory capital requirements. Actual capital, determined on a statutory basis, as of December 31, 2005 and 2004 was $583.3 million and $585.0 million, respectively. Actual capital, as defined by the NAIC for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves. The regulatory capital requirement was $125.3 million and $138.8 million as of December 31, 2005 and 2004, respectively.

7.   Related Party Transactions
     --------------------------

     American Enterprise Life has no employees. Charges by IDS Life for use of joint facilities, technology support, marketing services and other services aggregated $83.8 million, $64.9 million, and $56.3 million for 2005, 2004 and 2003, respectively. Certain of these costs are included in DAC. Expenses allocated to American Enterprise Life may not be reflective of expenses that would have been incurred by American Enterprise Life on a stand-alone basis.

     In connection with Ameriprise Financial being named the investment manager for the proprietary mutual funds used as investment options by American Enterprise Life's variable annuity and variable life insurance contract owners in the fourth quarter of 2003, Ameriprise Financial received management fees from these funds. American Enterprise Life continues to provide all fund management services, other than investment management, and entered into an administrative services agreement with Ameriprise Financial to be compensated for the services American Enterprise Life provides. For the years ended December 31, 2005, 2004 and 2003, American Enterprise Life received $1.2 million, $1.1 million and $0.1 million, respectively, under the agreement with Ameriprise Financial. In the fourth quarter of 2005, RiverSource Investments, LLC replaced Ameriprise Financial as the investment manager. As a result, American Enterprise Life's administrative service fees were payable from RiverSource Investments, LLC rather than Ameriprise Financial during the fourth quarter of 2005. For the year ended December 31, 2005, American Enterprise Life received $0.5 million under the agreement with RiverSource Investments, LLC.

     Included in other liabilities at December 31, 2005 and 2004 are $22.3 million and $6.3 million, respectively, payable to IDS Life for federal income taxes.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Derivative Financial Instruments and Hedging Activities
     -------------------------------------------------------

     American Enterprise Life maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate and equity market volatility. American Enterprise Life does not engage in any derivative instrument trading activities. Credit risk associated with American Enterprise Life's derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. To mitigate such risk, counterparties are all required to be preapproved. Additionally, American Enterprise Life may, from time to time, enter into master netting agreements wherever practical. American Enterprise Life currently has economic hedges that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133.

     During 2005, 2004 and 2003, American Enterprise Life recognized the following impacts in other comprehensive income related to its cash flow hedging activity, net of tax:

     (Thousands)                                                     2005              2004              2003
     ----------------------------------------------------------------------------------------------------------
      Reclassification for realized losses, net of tax of           $4,402            $4,402            $4,417
        $2,370, $2,370, and $2,378, respectively
     ..........................................................................................................
      Net unrealized derivative losses                              $4,402            $4,402            $4,417
     ----------------------------------------------------------------------------------------------------------

     Derivatives Not Designated as Hedges
     American Enterprise Life has economic hedges that either do not qualify or are not designated for hedge accounting treatment.

     From time to time American Enterprise Life enters into interest rate swaps, floors and caps to manage American Enterprise Life's interest rate risk. Specifically, American Enterprise Life uses the instruments to protect the margin between interest rates earned on investments and the interest rates credited to related annuity contract holders. The interest rate swaps and floors are exclusively with IDS Life. The values of derivative financial instruments are based on market values, dealer quotes or pricing models. The interest rate swaps had carrying amounts of ($6.8 million) and ($17.6 million) at December 31, 2005 and 2004, respectively, and are included in other liabilities on the Consolidated Balance Sheets. The interest rate floors had carrying amounts of $0.5 million and $1.7 million at December 31, 2005 and 2004, respectively, and are included in other assets on the Consolidated Balance Sheets. American Enterprise Life incurred $16.1 million and $18.2 million in derivative losses in 2005 and 2004, respectively, which are included in other insurance and operating expenses on the Consolidated Statements of Income. The decrease in derivative losses in 2005 is primarily due to the impact that increasing interest rates had on the market value of American Enterprise Life's interest rate swaps. The interest rate swaps and floors expire in January 2006.

     Certain annuity products contain GMWB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments. The GMWB provision is considered an embedded derivative and is valued each period by estimating the present value of future benefits less applicable fees charged for the rider using actuarial models, which simulate various economic scenarios. American Enterprise Life economically hedges the exposure related to the GMWB provision using various equity futures and structured derivatives.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     American Enterprise Life views these strategies as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. As of December 31, 2005 and 2004, the fair value of the purchased derivatives used in conjunction with these products was $26.2 million and nil, respectively. Futures contracts are settled daily by exchanging cash with the counterparty and gains and losses are reported in earnings.

     Embedded Derivatives

     Certain annuities contain GMWB and GMAB provisions, which are also considered embedded derivatives. The changes in fair value of the GMWB and GMAB features are recognized in death and other benefits for investment contracts. The fair value of the embedded derivatives is recognized in the Consolidated Balance Sheets in future policy benefits for variable annuity guarantees. The total fair value of these instruments was $1.4 million and $0.9 million at December 31, 2005 and 2004, respectively.

9.   Fair Value of Financial Instruments
     -----------------------------------

     The following table discloses fair value information for financial instruments. Certain items, such as investments accounted for under the equity method, DAC and DSIC are not reflected in the table as they are not required to be disclosed in such table by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2005 and 2004 and require management judgment to estimate such values. These figures may not be indicative of future fair values. Additionally, management believes the value of excluded assets and liabilities is significant. The fair value of American Enterprise Life, therefore, cannot be estimated by aggregating the amounts presented herein. The following table discloses carrying value and fair value information for financial instruments at December 31:

                                                                 2005                                  2004
     -------------------------------------------------------------------------------------------------------------------
                                                      Carrying            Fair              Carrying            Fair
     (Thousands)                                       Value              Value              Value              Value
     -------------------------------------------------------------------------------------------------------------------
     Financial Assets
     ----------------
     Assets for which carrying values
         approximate fair values                     $      859         $      859        $   47,356         $   47,356
     Available-for-Sale securities                    5,757,419          5,757,419         6,375,079          6,375,079
     Mortgage loans on real estate, net                 355,306            377,869           420,899            456,174
     Trading securities and other investments                73                 73               136                136
     Separate account assets                          2,884,054          2,884,054         1,878,620          1,878,620
     Derivative financial instruments                    19,937             19,937             2,620              2,620

     Financial Liabilities
     ---------------------
     Liabilities for which carrying values
         approximate fair values                     $   25,000         $   25,000        $        -         $        -
     Fixed annuity reserves                           5,730,770          5,516,692         6,302,362          6,033,849
     Separate account liabilities                     2,882,548          2,760,070         1,877,294          1,809,392
     Derivative financial instruments                     1,157              1,157            25,937             25,937
     -------------------------------------------------------------------------------------------------------------------

     As of December 31, 2005 and 2004, the carrying and fair values of off-balance sheet financial instruments are not material. See Note 2 for carrying and fair value information regarding Available-for-Sale securities and mortgage loans on real estate (net of allowance for loan losses). The following methods were used to estimate the fair values of financial assets and financial liabilities:

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     FINANCIAL ASSETS
     Assets for which carrying values approximate fair values include cash and cash equivalents and certain other assets. The carrying value approximates fair value due to the short-term nature of these instruments.

     Available-for-Sale securities are carried at fair value in the Consolidated Balance Sheets. Gains and losses are recognized in the results of operations upon disposition. In addition, impairment losses are recognized when management determines that a decline in value is other-than-temporary.

     The fair value of mortgage loans on real estate, except those with significant credit deterioration, are estimated using discounted cash flow analysis, based on current interest rates for loans with similar terms to borrowers of similar credit quality. For loans with significant credit deterioration, fair values are based on estimates of future cash flows discounted at rates commensurate with the risk inherent in the revised cash flow projections, or for collateral dependent loans, on collateral values.

     Trading securities are carried at fair value in the Consolidated Balance Sheets with changes in fair value recognized in current period earnings.

     Separate account assets are carried at fair value in the Consolidated Balance Sheets.

     Derivative financial instruments are carried at fair value within other assets or other liabilities. The fair value of the derivative financial instruments are determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs.

     FINANCIAL LIABILITIES
     Liabilities for which carrying values approximate fair values include certain other liabilities. The carrying value approximates fair value due to the short-term nature of these instruments.

     Fair values of fixed annuities in deferral status are estimated as the accumulated value less applicable surrender charges. For annuities in payout status, fair value is estimated using discounted cash flows based on current interest rates. The fair value of these reserves excludes life insurance related elements of $24.0 million and $23.1 million at December 31, 2005 and 2004, respectively. If the fair value of the fixed annuities were realized, the surrender charges received would be offset by the write off of the DAC and DSIC associated with the fixed annuities of $100.4 million and $138.1 million as of December 31, 2005 and 2004, respectively.

     Fair values of separate account liabilities, excluding life insurance-related elements of $1.5 million and $1.3 million at December 31, 2005 and 2004, respectively, are estimated as the accumulated value less applicable surrender charges. If the fair value of the separate account liabilities were realized, the surrender charges received would be offset by the write off of the DAC and DSIC associated with separate account liabilities of $291.7 million and $227.6 million as of December 31, 2005 and 2004, respectively.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Commitments and Contingencies
     -----------------------------

     At December 31, 2005 and 2004, American Enterprise Life had no commitments to purchase investments other than mortgage loan fundings (see Note 2).

     The Securities and Exchange Commission, the National Association of Securities Dealers and several state authorities have brought proceedings challenging several mutual fund and variable product financial practices, generally including suitability, late trading, market timing, compensation and disclosure of revenue sharing arrangements. American Enterprise Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

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

     The IRS routinely examines American Enterprise Life's federal income tax returns and recently completed its audit of American Enterprise Life for the 1993 through 1996 tax years. The IRS is currently conducting an audit of American Enterprise Life for the 1997 through 2002 tax years. Management does not believe there will be a material adverse effect on American Enterprise Life's consolidated financial condition or results of operations as a result of these audits.

                                EXHIBIT INDEX
                                -------------

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

3.2 Consent in writing in lieu of a meeting of the Board of Directors of American Enterprise Life Insurance Company establishing the American Enterprise MVA Account dated Aug. 18, 1999, filed electronically as
       Exhibit 3.3 to Registrant's Initial Registration Statement No. 333-86297, filed on or about Aug. 31, 1999, is incorporated by reference.

3.3 Amended By-Laws of American Enterprise Life, dated September 11, 2002 filed electronically as Exhibit 6.3 to Post-Effective Amendment No. 10 to the Registration Statement No. 333-92297, is incorporated by reference.

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

4.4(a) Form of Deferred Annuity Contract Data Pages (form 240343) filed as
       Exhibit 4.1(a) to Post-Effective Amendment No. 10 to Registration Statement No. 333-92297, is incorporated by reference.

4.5 Form of Deferred Annuity Contract for American Express Signature Variable Annuity(R) (form 43431) filed electronically as Exhibit 4.1 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-74865 on form N-4, filed on or about Aug. 4, 1999, is incorporated by reference.

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

4.10 Form of Guaranteed Minimum Income Benefit Rider for the American Express Signature Variable Annuity(R) and the American Express(R) Signature One Variable Annuity (6% Accumulation Benefit Base) (form 240186), filed electronically as Exhibit 4.2 to American Enterprise Variable Annuity Account's Post-Effective Amendment No. 3 to Registration Statement No. 333-85567 on form N-4, filed on or about Feb. 11, 2000, is incorporated by reference.

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

4.14 Form of Value Option Return of Purchase Payment Death Benefit Rider for the American Express(R) Signature One Variable Annuity (form 240182), filed electronically as Exhibit 4.11 to Registrant's Post-Effective Amendment No. 6 to Registration Statement No. 333-86297 on form S-1, filed on or about May 1, 2000, is incorporated by reference.

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

4.17 Form of Benefit Protector(SM) Death Benefit Rider for the Wells Fargo Advantage(SM) Variable Annuity, the Wells Fargo Advantage(SM) Builder Variable Annuity, the American Express New Solutions(SM) Variable Annuity, the American Express(R) Galaxy Premier Variable Annuity, the American Express Pinnacle Variable Annuity(SM), the American Express(R) Signature One Variable Annuity and the American Express FlexChoice(SM) Variable Annuity contracts (form 271155), filed electronically as Exhibit 4.15 to American Enterprise Variable Annuity Account's Post-Effective Amendment No. 6 to Registration Statement No. 333-85567 on form N-4, filed on or about March 1, 2001, is incorporated by reference.

4.18 Form of Benefit Protector(SM) Plus Death Benefit Rider for the Wells Fargo Advantage(SM) Variable Annuity, the Wells Fargo Advantage(SM) Builder Variable Annuity, the American Express New Solutions(SM) Variable Annuity, the American Express(R) Galaxy Premier Variable Annuity, the American Express Pinnacle Variable Annuity(SM), the American Express(R) Signature One Variable Annuity and the American Express FlexChoice(SM) Variable Annuity contracts (form 271156), filed electronically as Exhibit 4.16 to American Enterprise Variable Annuity Account's Post-Effective Amendment No. 6 to Registration Statement No. 333-85567 on form N-4, filed on or about March 1, 2001, is incorporated by reference.

4.19 Form of Maximum Anniversary Value Death Benefit Rider for the American Express New Solutions(SM) Variable Annuity (form 240346), filed electronically as Exhibit 4.3 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-92297, filed on or about February 11, 2000, is incorporated by reference.

4.20 Form of Roth IRA Endorsement for the Wells Fargo Advantage(SM) Variable Annuity, the Wells Fargo Advantage(SM) Builder Variable Annuity, the American Express Signature Variable Annuity(R), the American Express(R) Signature One Variable Annuity, the American Express New Solutions(SM) Variable Annuity, the American Express(R) Galaxy Premier Variable Annuity, the American Express Pinnacle Variable Annuity(SM) and the American Express FlexChoice(SM) Variable Annuity contracts (form 43094), filed electronically as Exhibit 4.2 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-74865 on form N-4, filed on or about Aug. 4, 1999, incorporated by reference.

4.21 Form of SEP-IRA for the Wells Fargo Advantage(SM) Variable Annuity, the Wells Fargo Advantage(SM) Builder Variable Annuity, the American Express(R) Signature One Variable Annuity, the American Express(R) Galaxy Premier Variable Annuity, and the American Express Pinnacle Variable Annuity(SM) (form 43412), filed electronically as Exhibit
       4.3 to American Enterprise Variable Annuity Account's Pre-Effective Amendment No. 1 to Registration Statement No. 333-72777 on form N-4, filed on or about July 8, 1999, is incorporated by reference.

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

10 Copy of Investment Management and Services Agreement by and between American Enterprise Life Insurance Company and RiverSource
       Investments, LLC, dated October 1, 2005, filed electronically as
       Exhibit 10.1 to the Form 10-Q for the quarterly period ending September 30, 2005 is incorporated herein by reference.

*31.1 Certification of Mark E. Schwarzmann, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2 Certification of Brian J. McGrane, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1 Certification of Mark E. Schwarzmann, Chief Executive Officer, and Brian J. McGrane, Chief Financial Officer, pursuant to 18 U.S.C.
       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed electronically herewith.