Form 10-Q
period 2006-03-31
AMERICAN ENTERPRISE MVA ACCOUNT
filed 2006-05-10
CIK 1093644

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                     OR

        |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________

                      COMMISSION FILE NUMBER 333-65080

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
           (Exact name of registrant as specified in its charter)

             INDIANA                                    94-2786905
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

55 AMERIPRISE FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA     55474
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (612) 671-3131

                                    NONE
               (Former name, former address and former fiscal
                    year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                              Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     CLASS                                        OUTSTANDING AT MAY 9, 2006
----------------------------------------------------------------------------      --------------------------
                    Common Stock (par value $150 per share)                             100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)
(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                           AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                                                           FORM 10-Q

                                                             INDEX

                                                                                                                       PAGE NO.
                                                                                                                       --------

Part I.  Financial Information:

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - March 31, 2006 and December 31, 2005...................................     1

                  Consolidated Statements of Income - Three Months Ended March 31, 2006 and 2005.......................     2

                  Consolidated Statements of Cash Flows - Three Months Ended March 31, 2006 and 2005...................     3

                  Consolidated Statements of Stockholder's Equity - Three Months Ended March 31, 2006 and 2005.........     4

                  Notes to Consolidated Financial Statements...........................................................   5-7

         Item 2.  Management's Discussion and Analysis.................................................................  8-10

         Item 4.  Controls and Procedures.............................................................................. 11-12

Part II. Other Information:

         Item 1.  Legal Proceedings....................................................................................    12

         Item 1A. Risk Factors.........................................................................................    12

         Item 5.  Other Information....................................................................................    12

         Item 6.  Exhibits.............................................................................................    12

         Signatures....................................................................................................    13

         Exhibit Index.................................................................................................   E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                                                      CONSOLIDATED BALANCE SHEETS
                                                 (in thousands, except share amounts)

                                                                                   MARCH 31,              DECEMBER 31,
                                                                                     2006                     2005
                                                                            ----------------------    --------------------
                                                                                  (UNAUDITED)
ASSETS
Investments:
Available-for-Sale:
  Fixed maturities, at fair value (amortized cost: 2006, $5,579,744;
   2005, $5,818,741).......................................................  $          5,431,773      $        5,757,419
Mortgage loans on real estate, at cost (less allowance for loan losses:
   2006 and 2005, $6,862)..................................................               332,089                 355,306
Other investments..........................................................                 1,080                   1,108
                                                                            ----------------------    --------------------
    Total investments......................................................             5,764,942               6,113,833

Cash and cash equivalents..................................................                18,994                     859
Amounts due from brokers...................................................                    51                      75
Other accounts receivable..................................................                10,108                   7,560
Accrued investment income..................................................                58,526                  60,562
Deferred acquisition costs.................................................               357,492                 344,215
Deferred sales inducement costs............................................                58,144                  54,359
Deferred income tax assets, net............................................                44,638                  23,883
Other assets...............................................................                27,712                  20,108
Separate account assets....................................................             3,280,892               2,884,054
                                                                            ----------------------    --------------------
  Total assets.............................................................  $          9,621,499      $        9,509,508
                                                                            ======================    ====================

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES:
Future policy benefits:
  Fixed annuities..........................................................  $          5,545,128      $        5,754,763
  Variable annuity guarantees..............................................                 4,323                   7,129
Policy claims and other policyholders' funds...............................                 7,065                   8,002
Amounts due to brokers.....................................................                   415                  31,682
Other liabilities..........................................................                36,748                  40,316
Separate account liabilities...............................................             3,280,892               2,884,054
                                                                            ----------------------    --------------------
  Total liabilities........................................................             8,874,571               8,725,946
                                                                            ----------------------    --------------------

STOCKHOLDER'S EQUITY:
Capital stock, $150 par value;
 100,000 shares authorized, 20,000 shares issued and outstanding...........                 3,000                   3,000
Additional paid-in capital.................................................               591,872                 591,872
Retained earnings..........................................................               238,414                 224,410
Accumulated other comprehensive loss, net of tax...........................               (86,358)                (35,720)
                                                                            ----------------------    --------------------
  Total stockholder's equity...............................................               746,928                 783,562
                                                                            ----------------------    --------------------
  Total liabilities and stockholder's equity...............................  $          9,621,499      $        9,509,508
                                                                            ======================    ====================


                                      See Notes to Consolidated Financial Statements.

                                         AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                                        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                       (in thousands)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                             -------------------------------------------
                                                                                     2006                   2005
                                                                             -------------------     -------------------
REVENUES
   Net investment income................................................      $         77,345        $          90,581
   Contractholder charges...............................................                 5,480                    3,389
   Mortality and expense risk and other fees............................                15,174                    8,560
   Net realized loss on investments.....................................                  (772)                  (1,364)
                                                                             -------------------     -------------------

         Total revenues.................................................                97,227                  101,166
                                                                             -------------------     -------------------

BENEFITS AND EXPENSES
   Death and other benefits.............................................                  (238)                   2,813
   Interest credited to account values..................................                47,472                   52,478
   Amortization of deferred acquisition costs...........................                17,467                   16,103
   Separation costs.....................................................                 2,527                        -
   Other insurance and operating expenses...............................                 9,493                   14,503
                                                                             -------------------     -------------------

         Total benefits and expenses....................................                76,721                   85,897
                                                                             -------------------     -------------------

Income before income tax provision......................................                20,506                   15,269
Income tax provision....................................................                 6,502                    5,163
                                                                             -------------------     -------------------

Net income..............................................................      $         14,004        $          10,106
                                                                             ===================     ===================


                                    See Notes to Consolidated Financial Statements.

                                        AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                       (in thousands)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                    ---------------------------------------
                                                                                           2006                   2005
                                                                                    -----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................................      $        14,004         $      10,106
Adjustments to reconcile net income to net cash provided by (used in) operating activities:...................................................................
  Amortization of deferred acquisition costs...................................               17,467                16,103
  Amortization of deferred sales inducement costs..............................                2,195                 2,897
  Capitalization of deferred acquisition costs.................................              (23,539)              (21,554)
  Capitalization of deferred sales inducement costs............................               (4,458)               (4,366)
  Amortization of premium, net.................................................                4,782                 5,643
  Deferred income taxes.......................................................                 6,511                12,574
  Net realized loss on investments.............................................                  772                 1,364
Changes in operating assets and liabilities:
  Other accounts receivable....................................................               (2,548)                    -
  Accrued investment income....................................................                2,036                (3,122)
  Policy claims and other policyholder's funds.................................                 (937)                2,836
  Other assets and liabilities, net............................................              (13,668)              (18,245)
                                                                                    -----------------       ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES............................                2,617                 4,236
                                                                                    -----------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
  Proceeds from sales..........................................................              165,528                89,448
  Maturities, sinking fund payments and calls..................................              162,626               102,550
  Purchases....................................................................              (94,711)             (135,677)
Other investments:
  Proceeds from sales, maturities, sinking fund payments and calls.............               23,217                11,219
  Purchases....................................................................                    -                  (478)
Change in amounts due to and from brokers, net.................................              (31,243)               (9,256)
                                                                                    -----------------       ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES............................              225,417                57,806
                                                                                    -----------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Activity related to investment contracts:
  Considerations received......................................................                2,649                25,437
  Interest credited to account values..........................................               47,472                52,478
  Surrenders and other benefits................................................             (260,020)             (180,255)
                                                                                    -----------------       ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES............................             (209,899)             (102,340)
                                                                                    -----------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................               18,135               (40,298)
Cash and cash equivalents at beginning of period...............................                  859                47,356
                                                                                    -----------------       ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................................      $        18,994         $       7,058
                                                                                    =================       ===============

Supplemental disclosures:

  Income taxes paid............................................................      $        22,557         $       6,280
  Interest paid on borrowings..................................................      $           146         $          23


                                      See Notes to Consolidated Financial Statements.

                                              AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)
                                              THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                                            (in thousands)


                                                                                               ACCUMULATED
                                                               ADDITIONAL                         OTHER
                                                 CAPITAL        PAID-IN        RETAINED       COMPREHENSIVE
                                                  STOCK         CAPITAL        EARNINGS       INCOME (LOSS)         TOTAL
                                               -----------   -------------   ------------   -----------------   -------------
BALANCES AT DECEMBER 31, 2004..............     $   3,000     $   591,872     $  199,175     $       57,668      $   851,715
Comprehensive loss:
  Net income...............................                                       10,106                              10,106
  Change in unrealized holding gains
    on securities, net.....................                                                         (69,169)         (69,169)
  Change in unrealized derivative losses,
    net....................................                                                           1,101            1,101
                                                                                                                -------------
Total comprehensive loss...................                                                                          (57,962)
                                               -----------   -------------   ------------   -----------------   -------------
BALANCES AT MARCH 31, 2005.................     $   3,000     $   591,872     $  209,281     $      (10,400)     $   793,753
                                               ===========   =============   ============   =================   =============


BALANCES AT DECEMBER 31, 2005..............     $   3,000     $   591,872     $  224,410     $      (35,720)     $   783,562
Comprehensive loss:........................
  Net income...............................                                       14,004                              14,004
  Change in unrealized holding losses
    on securities, net.....................                                                         (50,650)         (50,650)
  Change in unrealized derivative losses,
    net....................................                                                              12               12
                                                                                                                -------------
Total comprehensive loss...................                                                                          (36,634)
                                               -----------   -------------   ------------   -----------------   -------------
BALANCES AT MARCH 31, 2006.................     $   3,000     $   591,872     $  238,414     $      (86,358)     $   746,928
                                               ===========   =============   ============   =================   =============


                                       See Notes to Consolidated Financial Statements.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying Consolidated Financial Statements include the accounts of American Enterprise Life Insurance Company and companies in which it directly or indirectly has a controlling financial interest. All material intercompany transactions and balances between or among American Enterprise Life Insurance Company and its subsidiaries and affiliates have been eliminated in consolidation. American Enterprise Life Insurance Company is a stock life insurance company domiciled in Indiana, which holds Certificates of Authority in the District of Columbia and all states except New York. American Enterprise Life Insurance Company is a wholly-owned subsidiary of IDS Life Insurance Company ("IDS Life"), which is domiciled in Minnesota. IDS Life is a wholly-owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial"). American Enterprise Life Insurance Company owns American Enterprise REO 1, LLC which holds real estate investments. American Enterprise Life Insurance Company and its subsidiary are referred to collectively in this Form 10-Q as "American Enterprise Life." On March 17, 2006, IDS Life and American Enterprise Life executed an Agreement and Plan of Merger whereby American Enterprise Life will be merged with and into IDS Life pursuant to the laws of the states of Minnesota and Indiana. The agreement provides that IDS Life shall be the surviving corporation of the merger and shall continue to exist as a domestic stock life insurance company under the laws of the State of Minnesota. The merger agreement also provides that, upon effectiveness of the merger, American Enterprise Life shall cease to exist and its property and obligations shall become the property and obligations of IDS Life. Simultaneously with the effectiveness of the merger, the agreement provides that the Articles of Incorporation of IDS Life shall be amended to change its name to RiverSource Life Insurance Company ("RiverSource Life"). Among other conditions precedent, the merger and the change of IDS Life's name to RiverSource Life are subject to certain regulatory approvals. American Enterprise Life currently anticipates that the merger will be effective as of December 31, 2006.

     The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Annual Report on Form 10-K of American Enterprise Life for the year ended December 31, 2005, filed with the Securities and Exchange Commission ("SEC") on March 10, 2006.

     Certain reclassifications of prior period amounts have been made to conform to the current presentation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. It also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. American Enterprise Life is currently evaluating the impact of SFAS No. 155 on American Enterprise Life's consolidated results of operations and financial condition.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

2.   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     On November 3, 2005, the FASB issued FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP FAS 115-1 and FAS 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. The effect of adopting FSP FAS 115-1 and FAS 124-1 on American Enterprise Life's consolidated results of operations and financial condition was not material.

     In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. American Enterprise Life is currently evaluating the impact of SOP 05-1 on American Enterprise Life's consolidated results of operations and financial condition.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). This statement replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The effect of adopting SFAS 154 on American Enterprise Life's consolidated results of operations and financial condition was not material.

3.   SEPARATION OF AMERIPRISE FINANCIAL, INC.

     American Enterprise Life is a wholly-owned subsidiary of IDS Life, a Minnesota Corporation. IDS Life is a wholly-owned subsidiary of Ameriprise Financial. Prior to August 1, 2005, Ameriprise Financial was referred to as American Express Financial Corporation. On February 1, 2005, the American Express Company ("American Express") Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in what is now Ameriprise Financial ("the Separation") through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation and distribution of common shares to American Express shareholders ("the Distribution"). In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. American Enterprise Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses allocated to American Enterprise Life are significant to American Enterprise Life.

     During 2005, Ameriprise Financial developed an allocation policy for separation costs resulting in the allocation of certain costs to American Enterprise Life that it considered to be a reasonable reflection of separation costs benefiting American Enterprise Life. Separation costs generally consist of allocated re-branding and marketing costs and costs to separate and reestablish technology platforms related to the separation and Distribution of Ameriprise Financial. For the three months ended March 31, 2006, American Enterprise Life incurred $2.5 million in separation costs.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

4.   INVESTMENT SECURITIES

     Gross realized gains and losses on sales of Available-for-Sale securities and other-than-temporary impairment losses on Available-for-Sale securities included in net realized gains and losses were as follows:

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                               -----------------------------------------
                                                                     2006                   2005
                                                               -----------------      ------------------
                                                                            (IN THOUSANDS)

     Gross realized gains from sales........................    $         2,256        $            578
     Gross realized losses from sales.......................             (3,028)                 (1,714)
     Other-than-temporary impairments.......................                  -                    (229)

5.   INCOME TAXES

     American Enterprise Life is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in American Enterprise Life's deferred tax assets is a significant deferred tax asset relating to capital losses realized for tax return purposes and capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. American Enterprise Life's deferred tax assets include $33.4 million in capital loss carryforwards that expire December 31, 2009. Based on analysis of American Enterprise Life's tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable American Enterprise Life to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets was established as of March 31, 2006 and December 31, 2005.

6.   CONTINGENCIES

     The SEC, the National Association of Securities Dealers and several state authorities have brought proceedings challenging several mutual fund and variable product financial practices, generally including suitability, late trading, market timing, compensation and disclosure of revenue sharing arrangements. American Enterprise Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

     American Enterprise Life is involved in other proceedings concerning matters arising in connection with the conduct of its respective business activities. American Enterprise Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration or regulatory proceedings that would have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material adverse impact on results of operations in any particular reporting period as the proceedings are resolved.

7.   REGULATORY REQUIREMENTS

     American Enterprise Life is subject to regulatory capital requirements. The actual capital, determined on a statutory basis, as of March 31, 2006 and December 31, 2005 was $585.7 million and $583.3 million, respectively. Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves. The regulatory capital requirement, based on the most recent statutory risk-based capital filing was $125.3 million as of December 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following Management's Discussion and Analysis ("MD&A") should be read in conjunction with American Enterprise Life Insurance Company's Consolidated Financial Statements and related notes presented in Item 1. American Enterprise Life Insurance Company and its subsidiary are referred to collectively in this Form 10-Q as "American Enterprise Life." This discussion may contain forward-looking statements that reflect American Enterprise Life's plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under "Forward-Looking Statements." American Enterprise Life believes it is useful to read its MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission ("SEC") on March 10, 2006, as well as its current reports on Form 8-K and other publicly available information.

American Enterprise Life follows United States generally accepted accounting principles ("GAAP"), and the following discussion is presented on a consolidated basis consistent with GAAP.

Management's narrative analysis of the results of operations is presented in lieu of MD&A, pursuant to General Instructions H(2) (a) of Form 10-Q.

OVERVIEW

American Enterprise Life Insurance Company is a stock life insurance company domiciled in Indiana, which holds Certificates of Authority in the District of Columbia and all states except New York. American Enterprise Life Insurance Company is a wholly-owned subsidiary of IDS Life Insurance Company ("IDS Life"), which is domiciled in Minnesota. IDS Life is a wholly-owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial").

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

Prior to August 1, 2005, Ameriprise Financial was referred to as American Express Financial Corporation. On February 1, 2005, American Express Company ("American Express") announced its intention to pursue the disposition of 100% of its shareholdings in what is now Ameriprise Financial ("the Separation") through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation and distribution of common shares to American Express shareholders ("the Distribution"). In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. American Enterprise Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses allocated to American Enterprise Life are significant to American Enterprise Life. The majority of such costs are expected to be incurred by December 31, 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO MARCH 31, 2005

Overview

Net income was $14.0 million for the three months ended March 31, 2006 compared to $10.1 million for the three months ended March 31, 2005. The increase reflects lower interest credited and other insurance and operating expenses and higher mortality and expense risk and other fees, partially offset by lower net investment income.

Revenues

Net investment income decreased $13.2 million or 15% primarily reflecting lower average general account assets due to the shift in product sales from fixed to variable and unfavorable mark-to-market adjustments on options hedging guaranteed minimum withdrawal benefit ("GMWB") provisions. The negative impact from options hedging GMWB provisions was primarily offset in the death and other benefits line.

Contractholder charges increased $2.1 million or 62% reflecting increased charges for variable annuity GMWB provisions.

Mortality and expense risk and other fees increased $6.6 million or 77% reflecting higher average values of separate account assets due to increased inflows and market appreciation.

Net realized loss on investments was $0.8 million for the three months ended March 31, 2006 compared to a net realized loss on investments of $1.4 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, $2.2 million of total investment gains were offset by $3.0 million of losses. These gains and losses were related to securities classified as Available-for-Sale.

For the three months ended March 31, 2005, $0.5 million of total investment gains were offset by $1.9 million of losses and impairments. Included in these total net investment gains and losses were $0.6 million of gross realized gains and $1.7 million of gross realized losses from sales of securities, as well as $0.2 million of other-than-temporary impairment losses on investments classified as Available-for-Sale.

Benefits and Expenses

Death and other benefits decreased $3.1 million primarily reflecting reductions in GMWB reserves on variable annuity products.

Interest credited to account values decreased $5.0 million or 10% reflecting lower average accumulation values of annuities and lower interest crediting rates on fixed annuity products.

Separation costs generally consist of allocated re-branding and marketing costs and costs to separate and reestablish technology platforms related to the separation and Distribution of Ameriprise Financial. During the quarter ended March 31, 2006, American Enterprise Life incurred $2.5 million in separation costs.

Other insurance and operating expenses were lower by $5.0 million or 35% in 2006 primarily reflecting an unfavorable impact in 2005 from intercompany swaps and floors which expired January 2006.

Income Taxes

The effective tax rate decreased to 32% in the three months ended March 31, 2006 from 34% in the three months ended March 31, 2005, primarily due to higher tax-advantaged items in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

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

At March 31, 2006 and December 31, 2005, American Enterprise Life had outstanding reverse repurchase agreements totaling nil and $25.0 million, respectively. The reverse repurchase agreements are used strictly as short-term sources of funds. American Enterprise Life's Available-for-Sale securities sales of $165.5 million and $89.4 million in the quarters ended March 31, 2006 and 2005, respectively, also contributed to liquidity, in part to fund surrenders and other benefits.

OTHER REPORTING MATTERS

ACCOUNTING DEVELOPMENTS

See Note 2 to the Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
American Enterprise Life maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("the Exchange Act")) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission, including controls and procedures designed to ensure that this information is accumulated and communicated to American Enterprise Life's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, American Enterprise Life's disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

American Enterprise Life's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of American Enterprise Life's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, American Enterprise Life's Chief Executive Officer and Chief Financial Officer have concluded that American Enterprise Life's disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
American Express Company ("American Express") has historically provided a variety of corporate and other support services for Ameriprise Financial and its subsidiaries, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services. American Express continues to provide Ameriprise Financial and its subsidiaries with some of these services pursuant to a transition services agreement for a transition period of up to two years following the Distribution. For the quarter ended December 31, 2005, American Enterprise Life noted that many of these services performed by American Express had an impact on its financial reporting processes, which it considered a material change in its internal control over financial reporting. Since the quarter ended December 31, 2005, Ameriprise Financial has increased the staffing of its accounting and reporting functions and has taken steps to perform these functions on a basis independent from American Express. American Enterprise Life considers this reduction in reliance on American Express to perform accounting and financial reporting related services a material change in its internal control over financial reporting.

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

FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. American Enterprise Life undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the success, timeliness and financial impact (including the amount of intercompany costs allocated to American Enterprise Life, cost savings and other benefits including increased revenues), both in the short-term and over time, of reengineering initiatives being implemented or considered by Ameriprise Financial that could impact American Enterprise Life, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation and outsourcing (including, among others, technologies operations); the ability to control and manage operating, infrastructure, advertising and promotion expenses as business expands or changes; a downturn in American Enterprise Life's businesses and/or negative changes in American Enterprise Life's credit or financial strength ratings, which could result in decreased liquidity, negative impact on marketing and sale of products, and higher borrowing costs; American Enterprise Life's ability to improve investment performance and reduce outflows of invested funds; American Enterprise Life's ability to develop and introduce new and attractive products to clients in a timely manner and effectively manage the economics in selling a growing volume of non-proprietary mutual funds and other retail financial products to clients; fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by American Enterprise Life, and other fees received based on the value of those assets; American Enterprise Life's ability to recover deferred acquisition costs ("DAC"), as well as the timing of such DAC amortization, in connection with the sale of annuity and insurance products; the level of guaranteed minimum death benefit or living benefits paid to clients; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; American Enterprise Life's ability to avoid deterioration in its high-yield portfolio in order to mitigate losses in its investment portfolio; fluctuations in interest rates, which impact American Enterprise Life's borrowing costs, return on lending products and spreads in annuity products; accuracy of estimates for the fair value of the assets in American Enterprise Life's investment portfolio and, in particular, those investments that are not readily marketable; the potential negative effect on American Enterprise Life's businesses and infrastructure, including information technology, of terrorist attacks, disasters or other catastrophic events in the future; changes in laws or government regulations, including changes in tax laws or regulations that could result in the elimination of certain tax benefits; outcomes and costs associated with litigation and compliance and regulatory matters; lower than anticipated spreads in the annuity business; the type and the value of certain benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the impact of the separation of Ameriprise Financial from American Express; and competitive pressures in American Enterprise Life's business. A further description of these and other risks and uncertainties can be found under "Item 1A - Risk Factors" and elsewhere in American Enterprise Life's Annual Report on Form 10-K for the year ended December 31, 2005, and its other reports filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

Item 1.    Legal Proceedings

           The information set forth in Note 6 to Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

Item 1A.   Risk Factors

           There have been no material changes in the risk factors provided in Part I, Item 1A of American Enterprise Life's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC.

Item 5.    Other Information

           None.

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

                                    AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                    ------------------------------------------
                                                   (Registrant)





Date: May 9, 2006            By   /s/ Mark E. Schwarzmann
                                  -----------------------------------
                                  Mark E. Schwarzmann
                                  Director, Chairman of the Board and
                                  Chief Executive Officer





Date: May 9, 2006            By   /s/ Brian J. McGrane
                                  -----------------------------------
                                  Brian J. McGrane
                                  Executive Vice President and
                                  Chief Financial Officer

                                EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

EXHIBIT                              DESCRIPTION
-------    ------------------------------------------------------------------

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