Form 10-Q
period 2006-06-30
AMERICAN ENTERPRISE MVA ACCOUNT
filed 2006-08-09
CIK 1093644

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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


Former name, former address and former fiscal year, if changed since last report NOT APPLICABLE

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

                                                             Yes |_|   No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                        OUTSTANDING AT AUGUST 9, 2006
--------------------------------------------    -----------------------------
  Common Stock (par value $150 per share)               20,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)
(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                  AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                                  FORM 10-Q

                                     INDEX

                                                                                                                      PAGE NO.
                                                                                                                      --------
Part I.  Financial Information:

      Item 1.    Financial Statements

                 Consolidated Balance Sheets - June 30, 2006 and December 31, 2005....................................     1

                 Consolidated Statements of Income - Three months and six months ended June 30, 2006 and 2005.........     2

                 Consolidated Statements of Cash Flows - Six months ended June 30, 2006 and 2005......................     3

                 Consolidated Statements of Shareholder's Equity - Six months ended June 30, 2006 and 2005............     4

                 Notes to Consolidated Financial Statements...........................................................   5-8

      Item 2.    Management's Discussion and Analysis.................................................................  9-12

      Item 4.    Controls and Procedures..............................................................................    12

Part II. Other Information:

      Item 1.    Legal Proceedings....................................................................................    12

      Item 1A.   Risk Factors.........................................................................................    12

      Item 6.    Exhibits.............................................................................................    12

      Signatures......................................................................................................    13

      Exhibit Index...................................................................................................   E-1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                                   JUNE 30,             DECEMBER 31,
                                                                                                     2006                   2005
                                                                                                 -----------            ------------
ASSETS                                                                                           (UNAUDITED)
Investments:
Available-for-Sale:
   Fixed maturities, at fair value (amortized cost: 2006, $5,436,665;
      2005, $5,818,741) ..............................................................           $ 5,220,885            $ 5,757,419
Mortgage loans on real estate, at cost (less allowance for loan losses:
  2006 and 2005, $6,862) .............................................................               317,218                355,306
Other investments ....................................................................                   128                  1,108
                                                                                                 -----------            -----------
  Total investments ..................................................................             5,538,231              6,113,833

Cash and cash equivalents ............................................................                13,446                    859
Amounts due from brokers .............................................................                    94                     75
Other accounts receivable ............................................................                12,496                  7,560
Accrued investment income ............................................................                55,254                 60,562
Deferred acquisition costs ...........................................................               377,282                344,215
Deferred sales inducement costs ......................................................                62,271                 54,359
Deferred income tax assets, net ......................................................                58,636                 23,883
Other assets .........................................................................                36,305                 20,108
Separate account assets ..............................................................             3,559,091              2,884,054
                                                                                                 -----------            -----------
  Total assets .......................................................................           $ 9,713,106            $ 9,509,508
                                                                                                 ===========            ===========
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Future policy benefits:
  Fixed annuities ....................................................................           $ 5,312,585            $ 5,754,763
  Variable annuity guarantees ........................................................                 7,445                  7,129
Policy claims and other policyholders' funds .........................................                13,209                  8,002
Amounts due to brokers ...............................................................                71,565                 31,682
Other liabilities ....................................................................                34,655                 40,316
Separate account liabilities .........................................................             3,559,091              2,884,054
                                                                                                 -----------            -----------
  Total liabilities ..................................................................             8,998,550              8,725,946
                                                                                                 -----------            -----------

Shareholder's equity:
Common shares, $150 par value;
  100,000 shares authorized, 20,000 shares issued and outstanding ....................                 3,000                  3,000
Additional paid-in capital ...........................................................               591,872                591,872
Retained earnings ....................................................................               246,545                224,410
Accumulated other comprehensive loss, net of tax .....................................              (126,861)               (35,720)
                                                                                                 -----------            -----------
  Total shareholder's equity .........................................................               714,556                783,562
                                                                                                 -----------            -----------
  Total liabilities and shareholder's equity .........................................           $ 9,713,106            $ 9,509,508
                                                                                                 ===========            ===========

                See Notes to Consolidated Financial Statements.

                  AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                (in thousands)

                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                       JUNE 30,                         JUNE 30,
                                                             --------------------------       ---------------------------
                                                                2006            2005             2006             2005
                                                             ----------      ----------       ----------       ----------
REVENUES
   Net investment income ..............................      $   74,635      $   86,771       $  151,980       $  177,352
   Contractholder charges .............................           5,486           3,511           10,966            6,900
   Mortality and expense risk and other fees ..........          16,936           9,896           32,110           18,456
   Net realized investment gains (losses) .............              27            (539)            (745)          (1,903)
                                                             ----------      ----------       ----------       ----------

         Total revenues ...............................          97,084          99,639          194,311          200,805
                                                             ----------      ----------       ----------       ----------

BENEFITS AND EXPENSES
   Death and other benefits ...........................           5,833           8,138            5,595           10,951
   Interest credited to account values ................          46,606          54,645           94,078          107,123
   Amortization of deferred acquisition costs .........          15,581          16,307           33,048           32,410
   Separation costs ...................................           2,971           1,638            5,498            1,638
   Other insurance and operating expenses .............          15,380          17,771           24,873           32,274
                                                             ----------      ----------       ----------       ----------

         Total benefits and expenses ..................          86,371          98,499          163,092          184,396
                                                             ----------      ----------       ----------       ----------

Income before income tax provision ....................          10,713           1,140           31,219           16,409
Income tax provision ..................................           2,582              40            9,084            5,203
                                                             ----------      ----------       ----------       ----------

Net income ............................................      $    8,131      $    1,100       $   22,135       $   11,206
                                                             ==========      ==========       ==========       ==========

                See Notes to Consolidated Financial Statements.

                  AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                           -----------------------------
                                                                                               2006              2005
                                                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................................................      $    22,135       $    11,206
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of deferred acquisition costs ........................................           33,048            32,410
  Amortization of deferred sales inducement costs ...................................            4,297             5,674
  Capitalization of deferred acquisition costs ......................................          (53,251)          (45,610)
  Capitalization of deferred sales inducement costs .................................           (9,492)           (8,684)
  Premium and discount amortization on Available-for-Sale and other securities ......            9,250            12,224
  Deferred income taxes .............................................................           14,320            14,033
  Net realized investment losses ....................................................              745             1,903
Changes in operating assets and liabilities:
  Other accounts receivable .........................................................           (4,936)               --
  Accrued investment income .........................................................            5,308             3,213
  Policy claims and other policyholder's funds ......................................            5,207             6,859
  Other assets and liabilities, net .................................................          (20,677)          (10,008)
                                                                                           -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................................            5,954            23,220
                                                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
  Proceeds from sales ...............................................................          230,111           292,162
  Maturities, sinking fund payments and calls .......................................          260,313           230,028
  Purchases .........................................................................         (117,969)         (327,008)
Other investments:
  Proceeds from sales, maturities, sinking fund payments and calls ..................           38,692            32,401
  Purchases .........................................................................               --            (3,294)
Change in amounts due to and from brokers, net ......................................           39,864            10,876
                                                                                           -----------       -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES ...........................................          451,011           235,165
                                                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Activity related to investment contracts:
  Considerations received ...........................................................           18,713            43,219
  Interest credited to account values ...............................................           94,078           107,123
  Surrenders and other benefits .....................................................         (557,169)         (378,936)
                                                                                           -----------       -----------
NET CASH USED IN FINANCING ACTIVITIES ...............................................         (444,378)         (228,594)
                                                                                           -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................................           12,587            29,791
Cash and cash equivalents at beginning of period ....................................              859            47,356
                                                                                           -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................      $    13,446       $    77,147
                                                                                           ===========       ===========

Supplemental Disclosures:

  Income taxes paid (refunded) ......................................................      $    24,151       $      (357)
  Interest paid on borrowings .......................................................      $       469       $        33

                See Notes to Consolidated Financial Statements.

                  AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

          CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                (in thousands)

                                                                                                     ACCUMULATED
                                                                      ADDITIONAL                        OTHER
                                                      COMMON            PAID-IN         RETAINED    COMPREHENSIVE
                                                      SHARES            CAPITAL         EARNINGS     INCOME (LOSS)         TOTAL
                                                   ------------      ------------     ------------  --------------     ------------
BALANCES AT DECEMBER 31, 2004 ...............      $      3,000      $    591,872     $    199,175    $     57,668     $    851,715
Comprehensive income:
  Net income ................................                                               11,206                           11,206
   Unrealized holding losses on securities,
     net ....................................                                                               (9,856)          (9,856)
   Unrealized derivative gains, net..........                                                                2,201            2,201
                                                                                                                       ------------
Total comprehensive income ..................                                                                                 3,551
                                                   ------------      ------------     ------------    ------------     ------------
BALANCES AT JUNE 30, 2005 ...................      $      3,000      $    591,872     $    210,381    $     50,013     $    855,266
                                                   ============      ============     ============    ============     ============

BALANCES AT DECEMBER 31, 2005 ...............      $      3,000      $    591,872     $    224,410    $    (35,720)    $    783,562
Comprehensive loss:
  Net income ................................                                               22,135                           22,135
   Unrealized holding losses on securities,
     net ....................................                                                              (91,153)         (91,153)
   Unrealized derivative gains, net .........                                                                   12               12
                                                                                                                       ------------
Total comprehensive loss ....................                                                                               (69,006)
                                                   ------------      ------------     ------------    ------------     ------------
BALANCES AT JUNE 30, 2006 ...................      $      3,000      $    591,872     $    246,545    $   (126,861)    $    714,556
                                                   ============      ============     ============    ============     ============

                See Notes to Consolidated Financial Statements.

                  AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying Consolidated Financial Statements include the accounts of American Enterprise Life Insurance Company and companies in which it directly or indirectly has a controlling financial interest. All material intercompany transactions and balances between or among American Enterprise Life Insurance Company and its subsidiary and affiliates have been eliminated in consolidation. American Enterprise Life Insurance Company is a stock life insurance company domiciled in Indiana, which holds Certificates of Authority in the District of Columbia and all states except New York. American Enterprise Life Insurance Company is a wholly-owned subsidiary of IDS Life Insurance Company ("IDS Life"), which is domiciled in Minnesota. IDS Life is a wholly-owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial"). American Enterprise Life Insurance Company owns American Enterprise REO 1, LLC which holds real estate investments. American Enterprise Life Insurance Company and its subsidiary are referred to collectively in this Form 10-Q as "American Enterprise Life."

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

      The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of American Enterprise Life for the year ended December 31, 2005, filed with the Securities and Exchange Commission ("SEC") on March 10, 2006.

      Certain reclassifications of prior period amounts have been made to conform to the current presentation.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a two-step process to recognize and measure a tax position taken or expected to be taken in a tax return. The first step is to determine whether a tax position has met the more-likely-than-not recognition threshold and the second step is to measure a tax position that meets the threshold to determine the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. American Enterprise Life is currently evaluating the impact of FIN 48 on American Enterprise Life's consolidated financial condition and results of operations.

                  AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

2.    RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      In February 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. It also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. American Enterprise Life is currently evaluating the impact of SFAS No. 155 on American Enterprise Life's consolidated financial condition and results of operations.

      In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. American Enterprise Life is currently evaluating the impact of SOP 05-1 on American Enterprise Life's consolidated financial condition and results of operations.

3.    SEPARATION OF AMERIPRISE FINANCIAL, INC.

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

      During 2005, Ameriprise Financial developed an allocation policy for separation costs resulting in the allocation of certain costs to American Enterprise Life that it considered to be a reasonable reflection of separation costs benefiting American Enterprise Life. Separation costs incurred during the first half of 2006 primarily related to marketing and rebranding and technology costs, while separation costs in 2005 were primarily comprised of marketing and rebranding, technology costs and employee retention programs. Net income includes separation costs of $3.0 million and $1.6 million for the three months ended June 30, 2006 and 2005, respectively, and $5.5 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively.

                  AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

4.    INVESTMENTS

      The following is a summary of Available-for-Sale securities by type for the periods indicated:

                                                                                     GROSS           GROSS
                                                                                  UNREALIZED       UNREALIZED
                                                                   AMORTIZED       INVESTMENT      INVESTMENT         FAIR
      JUNE 30, 2006                                                   COST           GAINS           LOSSES           VALUE
                                                                  -----------     -----------     -----------      -----------
                                                                                        (IN THOUSANDS)
      Fixed maturities:
      Mortgage and other asset-backed securities ............     $ 2,533,519     $     1,450     $  (104,045)     $ 2,430,924
      Corporate debt securities .............................       2,250,433           8,361         (96,316)       2,162,478
      Foreign corporate bonds and obligations ...............         542,132           3,005         (23,828)         521,309
      U.S. government and agencies obligations ..............          72,338              10          (2,675)          69,673
      State and municipal obligations .......................          30,241             127          (2,296)          28,072
      Foreign government bonds and obligations ..............           8,002             427              --            8,429
                                                                  -----------     -----------     -----------      -----------
      Total fixed maturities ................................     $ 5,436,665     $    13,380     $  (229,160)     $ 5,220,885
                                                                  ===========     ===========     ===========      ===========

                                                                                     GROSS           GROSS
                                                                                  UNREALIZED       UNREALIZED
                                                                   AMORTIZED       INVESTMENT      INVESTMENT         FAIR
      DECEMBER 31, 2005                                               COST           GAINS           LOSSES           VALUE
                                                                  -----------     -----------     -----------      -----------
                                                                                         (IN THOUSANDS)
      Fixed maturities:
      Mortgage and other asset-backed securities ............     $ 2,650,573     $     7,539     $   (47,855)     $ 2,610,257
      Corporate debt securities .............................       2,462,313          28,075         (43,009)       2,447,379
      Foreign corporate bonds and obligations ...............         593,440           8,734         (12,993)         589,181
      U.S. government and agencies obligations ..............          74,172             111          (1,743)          72,540
      State and municipal obligations .......................          30,240             190          (1,159)          29,271
      Foreign government bonds and obligations ..............           8,003             788              --            8,791
                                                                  -----------     -----------     -----------      -----------
      Total fixed maturities ................................     $ 5,818,741     $    45,437     $  (106,759)     $ 5,757,419
                                                                  ===========     ===========     ===========      ===========

      The majority of the gross unrealized investment losses related to corporate debt securities and substantially all of the gross unrealized investment losses related to mortgage and other asset-backed securities was attributable to changes in interest rates. A portion of the gross unrealized investment losses, particularly related to corporate debt securities, was also attributable to credit spreads and specific issuer credit events.

      Gross realized investment gains and losses on Available-for-Sale securities and other-than-temporary impairments on
      Available-for-Sale securities included in net realized investment gains (losses) were as follows:

                                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                            JUNE 30,                         JUNE 30,
                                                                  ---------------------------     ----------------------------
                                                                      2006            2005           2006              2005
                                                                  -----------     -----------     -----------      -----------
                                                                                        (IN THOUSANDS)
      Gross realized investment gains .......................     $       850     $     5,766     $     3,105      $     6,345
      Gross realized investment losses ......................            (449)         (5,215)         (3,476)          (6,929)
      Other-than-temporary impairments ......................              --              --              --             (229)

                  AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

5.    LINES OF CREDIT

      Effective June 30, 2006, IDS Life, on a consolidated basis, has available a committed line of credit with Ameriprise Financial aggregating $200 million of which a portion is available to American Enterprise Life depending on the total outstanding balance drawn against the facility and the amount which American Enterprise Life is permitted to borrow under applicable state insurance laws without prior notice to insurance regulators. The interest rate for any borrowings is established by reference to LIBOR plus 28 basis points. American Enterprise Life had no amounts outstanding under this line of credit at June 30, 2006.

6.    INCOME TAXES

      American Enterprise Life's effective tax rate decreased to 29% in the six months ended June 30, 2006 compared to 32% for the six months ended June 30, 2005. The lower effective tax rate primarily reflects higher tax-advantaged items compared to pretax income in the six months of 2006 compared to the same period a year ago.

      American Enterprise Life is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in American Enterprise Life's deferred tax assets is a significant deferred tax asset relating to capital losses realized for tax return purposes and capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. American Enterprise Life's deferred tax assets include $33.4 million in capital loss carryforwards that expire December 31, 2009. Based on analysis of American Enterprise Life's tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable American Enterprise Life to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets was established as of June 30, 2006 and December 31, 2005.

7.    CONTINGENCIES

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

      American Enterprise Life is involved in other proceedings concerning matters arising in connection with the conduct of its business activities. American Enterprise Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration or regulatory proceedings that would have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material adverse impact on results of operations in any particular reporting period as the proceedings are resolved.

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

American Enterprise Life follows U.S. generally accepted accounting principles ("GAAP"), and the following discussion is presented on a consolidated basis consistent with GAAP.

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

American Enterprise Life Insurance Company owns American Enterprise REO 1, LLC which holds real estate investments.

American Enterprise Life provides RiverSource branded financial products and wholesaling services to support its annuity operations. American Enterprise Life issues variable and fixed annuity contracts primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York. In past years, American Enterprise Life issued a nominal number of variable universal life contracts.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their expected impact on future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Overview

Net income was $22.1 million for the six months ended June 30, 2006 compared to $11.2 million for the six months ended June 30, 2005. The increase reflects lower interest credited and other insurance and operating expenses and higher mortality and expense risk and other fees, partially offset by lower net investment income.

Revenues

Net investment income decreased $25.4 million or 14% reflecting a decrease in average general account assets due to the shift in product sales from fixed to variable and unfavorable mark-to-market adjustments on derivatives economically hedging guaranteed minimum withdrawal benefit ("GMWB") provisions. The negative impact from derivatives economically hedging GMWB provisions was primarily offset in the death and other benefits line.

Contractholder charges increased $4.1 million or 59% reflecting increased charges for variable annuity GMWB provisions.

Mortality and expense risk and other fees increased $13.7 million or 74% reflecting higher average values of separate account assets due to increased inflows and market appreciation.

Net realized investment losses were $0.7 million for the six months ended June 30, 2006 compared to net realized investment losses of $1.9 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, $3.1 million of gross realized investment gains were offset by $3.8 million of losses. Included in these total net investment gains and losses were $3.1 million of gross realized investment gains and $3.5 million of gross realized investment losses on securities, classified as Available-for-Sale.

For the six months ended June 30, 2005, $6.3 million of gross realized investment gains were offset by $8.2 million of losses and impairments. Included in these total net investment gains and losses were $6.3 million of gross realized investment gains and $6.9 million of gross realized investment losses, as well as $0.2 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale. Included in net realized investment losses classified as Available-for-Sale for the six months ended June 30, 2005 were gross realized investment gains and losses of $1.6 million and $2.8 million, respectively, related to the sale of all of American Enterprise Life's retained interest in a collateralized debt obligation securitization trust.

Benefits and Expenses

Death and other benefits decreased $5.4 million or 49% primarily reflecting a net decrease in GMWB incurred benefits of $7.0 million on variable annuity products.

Interest credited to account values decreased $13.0 million or 12% reflecting lower average accumulation values of annuities and lower interest crediting rates on fixed annuity products.

During the six months ended June 30, 2006 and 2005, American Enterprise Life incurred $5.5 million and $1.6 million, respectively, in separation costs. Separation costs incurred during the first half of 2006 primarily related to marketing and rebranding and technology costs, while separation costs in 2005 were primarily comprised of marketing and rebranding, technology costs and employee retention programs.

Other insurance and operating expenses were lower by $7.4 million or 23% in 2006 primarily reflecting lower costs in 2006 compared to 2005 related to intercompany swaps and floors, which expired January 2006.

Income Taxes

American Enterprise Life's effective tax rate decreased to 29% in the six months ended June 30, 2006 compared to 32% for the six months ended June 30, 2005. The lower effective tax rate primarily reflects higher tax-advantaged items compared to pretax income in the six months of 2006 compared to the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of American Enterprise Life are generally met by funds provided by investment income, maturities and periodic repayments of investments, deposits and proceeds from sales of investments as well as capital contributions from IDS Life. The primary uses of funds are annuity surrenders and other benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, and investment purchases. American Enterprise Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

Effective June 30, 2006, IDS Life, on a consolidated basis, has available a committed line of credit with Ameriprise Financial aggregating $200 million of which a portion is available to American Enterprise Life depending on the total outstanding balance drawn against the facility and the amount which American Enterprise Life is permitted to borrow under applicable state insurance laws without prior notice to insurance regulators. American Enterprise Life had no amounts outstanding under this line of credit at June 30, 2006. At June 30, 2006 and December 31, 2005, American Enterprise Life had outstanding reverse repurchase agreements totaling $60.0 and $25.0 million, respectively. Both the line of credit and reverse repurchase agreements are used strictly as short-term sources of funds.

American Enterprise Life is subject to regulatory capital requirements. The actual capital, determined on a statutory basis, as of June 30, 2006 and December 31, 2005 was $565.0 million and $583.3 million, respectively. Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves. The regulatory capital requirement, based on the most recent statutory risk-based capital filing, was $125.3 million as of December 31, 2005.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. American Enterprise Life undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the success, timeliness and financial impact (including the amount of intercompany costs allocated to American Enterprise Life, cost savings and other benefits including increased revenues), both in the short-term and over time, of reengineering initiatives being implemented or considered by Ameriprise Financial that could impact American Enterprise Life, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation and outsourcing (including, among others, technologies operations); the ability to control and manage operating infrastructure, advertising and promotion expenses as business expands or changes; a downturn in American Enterprise Life's businesses and/or negative changes in American Enterprise Life's credit or financial strength ratings, which could result in decreased liquidity, negative impact on marketing and sale of products, and higher borrowing costs; American Enterprise Life's ability to improve investment performance and reduce outflows of invested funds; American Enterprise Life's ability to develop and introduce new and attractive products to clients in a timely manner and effectively manage the economics in selling a growing volume of non-proprietary mutual funds and other retail financial products to clients; fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by American Enterprise Life, and other fees received based on the value of those assets; American Enterprise Life's ability to recover DAC, as well as the timing of such DAC amortization, in connection with the sale of annuity and insurance products; the level of guaranteed minimum death benefit or living benefits paid to clients; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; American Enterprise Life's ability to avoid deterioration in its high-yield portfolio in order to mitigate losses in its investment portfolio; fluctuations in interest rates, which impact American Enterprise Life's borrowing costs, return on lending products and spreads in annuity products; accuracy of estimates for the fair value of the assets in American Enterprise Life's investment portfolio and, in particular, those investments that are not readily marketable; the potential negative effect on American Enterprise Life's businesses and infrastructure, including information technology, terrorist attacks, disasters or other catastrophic events in the future; changes in laws or government regulations, including changes in tax laws or regulations that could result in the elimination of certain tax benefits; outcomes and costs associated with litigation and compliance and regulatory matters; lower than anticipated spreads in the annuity business; the type and the value of certain benefit features on variable annuity contracts; the effect of assessments and other surcharges for guaranty funds; the impact of the separation of Ameriprise Financial from American Express; and competitive pressures in American Enterprise Life's business. A further description of these and other risks and uncertainties can be found under "Item 1A - Risk Factors" and elsewhere in American Enterprise Life's Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 10, 2006 and its other reports filed with the Securities and Exchange Commission.

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

American Enterprise Life's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of American Enterprise Life's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, American Enterprise Life's Chief Executive Officer and Chief Financial Officer have concluded that American Enterprise Life's disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in American Enterprise Life's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, American Enterprise Life's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            The information set forth in Note 7 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

Item 1A.    Risk Factors

            There have been no material changes in the risk factors provided in Part I, Item 1A of American Enterprise Life's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006.

Item 6.     Exhibits

            The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under "Exhibit Index," which is incorporated herein by reference.

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

                                   AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                   ------------------------------------------
                                                  (Registrant)


Date: August 9, 2006                      By /s/ Mark E. Schwarzmann
                                             -----------------------------------
                                             Mark E. Schwarzmann
                                             Director, Chairman of the Board and
                                             Chief Executive Officer


Date: August 9, 2006                      By /s/ Brian J. McGrane
                                             -----------------------------------
                                             Brian J. McGrane
                                             Executive Vice President and
                                             Chief Financial Officer

                                EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

EXHIBIT                              DESCRIPTION
----------    ---------------------------------------------------------------

*  31.1       Certification of Mark E. Schwarzmann pursuant to Rule 13a-14(a)
              promulgated under the Securities Exchange Act of 1934, as amended.

*  31.2       Certification of Brian J. McGrane pursuant to Rule 13a-14(a)
              promulgated under the Securities Exchange Act of 1934, as amended.

*  32.1       Certification of Mark E. Schwarzmann and Brian J. McGrane
              pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed electronically herewith.