Form 10-Q
period 2006-09-30
AMERICAN ENTERPRISE MVA ACCOUNT
filed 2006-11-07
CIK 1093644

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

        |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                     OR

        | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes |X|     No | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer | |   Accelerated filer | |   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                             Yes | |     No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     CLASS                      OUTSTANDING AT NOVEMBER 7, 2006
----------------------------------------------- -------------------------------
     Common Stock (par value $150 per share)             20,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)
(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                                 FORM 10-Q

                                    INDEX

                                                                       PAGE NO.
                                                                       --------

Part I.  Financial Information:

         Item 1.   Financial Statements

                   Consolidated Balance Sheets - September 30, 2006 and
                   December 31, 2005.....................................     1

                   Consolidated Statements of Income - Three Months and
                   Nine Months Ended September 30, 2006 and 2005.........     2

                   Consolidated Statements of Cash Flows - Nine Months
                   Ended September 30, 2006 and 2005.....................     3

                   Consolidated Statements of Shareholder's Equity -
                   Nine Months Ended September 30, 2006 and 2005.........     4

                   Notes to Consolidated Financial Statements............   5-9

         Item 2.   Management's Discussion and Analysis.................. 10-13

         Item 4.   Controls and Procedures...............................    14

Part II. Other Information:

         Item 1.   Legal Proceedings.....................................    14

         Item 1A.  Risk Factors..........................................    14

         Item 6.   Exhibits..............................................    14

         Signatures......................................................    15

         Exhibit Index...................................................   E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                      AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                                              CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except share amounts)



                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                       2006                2005
                                                                                ------------------  ------------------
                                                                                    (UNAUDITED)
ASSETS
Investments:
Available-for-Sale:
  Fixed maturities, at fair value (amortized cost: 2006, $5,066,178;
      2005, $5,818,741)....................................................      $     4,957,071     $      5,757,419
Mortgage loans on real estate, at cost (less allowance for loan losses:
  2006 and 2005, $6,862)...................................................              300,261              355,306
Other investments..........................................................                   60                1,108
                                                                                ------------------  ------------------
  Total investments........................................................            5,257,392            6,113,833

Cash and cash equivalents..................................................              137,261               11,597
Amounts due from brokers...................................................                1,093                   75
Other accounts receivable..................................................               12,750                7,560
Accrued investment income..................................................               53,668               60,562
Deferred acquisition costs.................................................              378,155              344,215
Deferred sales inducement costs............................................               61,588               54,359
Deferred income tax assets, net............................................                   --               23,883
Other assets...............................................................               46,933               20,108
Separate account assets....................................................            4,030,086            2,884,054
                                                                                ------------------  ------------------
  Total assets.............................................................      $     9,978,926     $      9,520,246
                                                                                ==================  ==================

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Future policy benefits.....................................................      $     5,084,021     $      5,761,920
Policy claims and other policyholders' funds...............................                9,028                8,002
Amounts due to brokers.....................................................               21,600               31,682
Deferred income tax liabilities, net.......................................                9,634                   --
Other liabilities..........................................................               35,310               51,026
Separate account liabilities...............................................            4,030,086            2,884,054
                                                                                ------------------  ------------------
  Total liabilities........................................................            9,189,679            8,736,684
                                                                                ==================  ==================

Shareholder's equity:
Common shares, $150 par value;
  100,000 shares authorized, 20,000 shares issued and outstanding..........                3,000                3,000
Additional paid-in capital.................................................              591,872              591,872
Retained earnings..........................................................              256,052              224,410
Accumulated other comprehensive loss, net of tax                                         (61,677)             (35,720)
                                                                                ------------------  ------------------
  Total shareholder's equity...............................................              789,247              783,562
                                                                                ------------------  ------------------
  Total liabilities and shareholder's equity...............................      $     9,978,926     $      9,520,246
                                                                                ==================  ==================

                                    See Notes to Consolidated Financial Statements.

                                          AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                                        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                        (in thousands)

                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                                      -----------------------------------   ---------------------------------
                                                            2006               2005               2006             2005
                                                      ----------------   ----------------   ---------------   ---------------
REVENUES
   Net investment income.............................  $   72,809        $    86,589         $  224,789        $ 263,941
   Contractholder charges............................       6,147              3,905             17,113           10,805
   Mortality and expense risk and other fees.........      18,767             11,729             50,877           30,185
   Net realized investment gains (losses)............       6,221                (82)             5,476           (1,985)
                                                      ----------------   ----------------   ---------------   ---------------

         Total revenues..............................     103,944            102,141            298,255          302,946
                                                      ----------------   ----------------   ---------------   ---------------

BENEFITS AND EXPENSES
   Death and other benefits..........................        (684)              (273)             4,911           10,678
   Interest credited to account values...............      44,903             48,987            138,981          156,110
   Amortization of deferred acquisition costs........      25,083             17,220             58,131           49,630
   Separation costs..................................       3,830              3,385              9,328            5,023
   Other insurance and operating expenses............      16,637             16,554             41,510           48,828
                                                      ----------------   ----------------   ---------------   ---------------

         Total benefits and expenses.................      89,769             85,873            252,861          270,269
                                                      ----------------   ----------------   ---------------   ---------------

Income before income tax provision...................      14,175             16,268             45,394           32,677
Income tax provision.................................       4,668              3,777             13,752            8,980
                                                      ----------------   ----------------   ---------------   ---------------


Net income...........................................  $    9,507        $    12,491         $   31,642        $  23,697
                                                      ================   ================   ===============   ===============

                                       See Notes to Consolidated Financial Statements.

                                       AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     (in thousands)


                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                    ------------------------------------
                                                                                           2006                2005
                                                                                    -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................................      $    31,642          $   23,697
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of deferred acquisition costs...................................           58,131              49,630
  Amortization of deferred sales inducement costs..............................            8,113               9,290
  Capitalization of deferred acquisition costs.................................          (84,953)            (68,014)
  Capitalization of deferred sales inducement costs............................          (14,625)            (13,543)
  Premium and discount amortization on Available-for-Sale and other securities.           14,018              18,480
  Deferred income taxes.......................................................            47,494              19,489
  Net realized investment (gains) losses.......................................           (5,476)              1,985
Changes in operating assets and liabilities:
  Other accounts receivable....................................................           (5,190)                 --
  Accrued investment income....................................................            6,894                 694
  Policy claims and other policyholder's funds.................................            1,026               6,518
  Other assets and liabilities, net............................................          (45,439)              6,112
                                                                                    -----------------    ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES......................................           11,635              54,338
                                                                                    -----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
  Proceeds from sales..........................................................          517,770             411,557
  Maturities, sinking fund payments and calls..................................          345,085             398,647
  Purchases....................................................................         (118,461)           (582,553)
Other investments:
  Proceeds from sales, maturities, sinking fund payments and calls.............           60,391              65,176
  Purchases....................................................................           (4,742)             (6,206)
Change in amounts due to and from brokers, net.................................          (11,100)               (143)
                                                                                    -----------------    ---------------
NET CASH PROVIDED BY INVESTING ACTIVITIES......................................          788,943             286,478
                                                                                    -----------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Activity related to investment contracts:
  Considerations received......................................................           60,273              49,933
  Interest credited to account values..........................................          138,981             156,110
  Surrenders and other benefits................................................         (874,168)           (587,873)
                                                                                     ----------------    ---------------
NET CASH USED IN FINANCING ACTIVITIES..........................................         (674,914)           (381,830)
                                                                                     ----------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................          125,664             (41,014)
Cash and cash equivalents at beginning of period...............................           11,597              47,356
                                                                                     ----------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................................       $  137,261          $    6,342
                                                                                     ================    ===============

Supplemental Disclosures:
  Income taxes refunded, net...................................................       $   (2,794)         $     (353)
  Interest paid on borrowings..................................................       $      890          $       54


                                     See Notes to Consolidated Financial Statements.

                                            AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

                                    CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)
                                           NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                                          (in thousands)


                                                                                                   ACCUMULATED
                                                                 ADDITIONAL                           OTHER
                                                     COMMON        PAID-IN       RETAINED         COMPREHENSIVE
                                                     SHARES        CAPITAL       EARNINGS         INCOME (LOSS)          TOTAL
                                                  ------------  ------------   --------------  --------------------  -------------
BALANCES AT DECEMBER 31, 2004.................    $   3,000     $   591,872    $   199,175         $    57,668        $   851,715
Comprehensive loss:
  Net income..................................                                      23,697                                 23,697
  Change in unrealized holding losses on
    securities, net...........................                                                         (69,484)           (69,484)
  Change in unrealized derivative gains, net..                                                           3,301              3,301
Total comprehensive loss......................                                                                       -------------
                                                                                                                          (42,486)
                                                  ------------  -------------  --------------  --------------------  -------------
BALANCES AT SEPTEMBER 30, 2005................    $   3,000     $   591,872    $   222,872         $    (8,515)       $   809,229
                                                  ============  =============  ==============  ====================  =============


BALANCES AT DECEMBER 31, 2005.................    $   3,000     $   591,872    $   224,410         $   (35,720)       $   783,562
Comprehensive income:
  Net income..................................                                      31,642                                 31,642
  Change in unrealized holding losses on
    securities, net...........................                                                         (25,969)           (25,969)
  Change in unrealized derivative gains, net..                                                              12                 12
                                                                                                                     -------------
Total comprehensive income....................                                                                              5,685
                                                  ------------  -------------  --------------  --------------------  -------------
BALANCES AT SEPTEMBER 30, 2006................    $   3,000     $   591,872    $   256,052         $   (61,677)       $   789,247
                                                  ============  =============  ==============  ====================  =============


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

     On March 17, 2006, IDS Life and American Enterprise Life executed an Agreement and Plan of Merger whereby American Enterprise Life will be merged with and into IDS Life pursuant to the laws of the states of Minnesota and Indiana. The agreement provides that IDS Life shall be the surviving corporation of the merger and shall continue to exist as a domestic stock life insurance company under the laws of the State of Minnesota. The merger agreement also provides that, upon effectiveness of the merger, American Enterprise Life shall cease to exist and its property and obligations shall become the property and obligations of IDS Life. Simultaneously with the effectiveness of the merger, the agreement provides that the Articles of Incorporation of IDS Life shall be amended to change its name to RiverSource Life Insurance Company. Among other conditions precedent, the merger and the change of IDS Life's name to RiverSource Life Insurance Company are subject to certain regulatory approvals. It is currently anticipated that the merger will be effective as of December 31, 2006.

     The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of American Enterprise Life for the year ended December 31, 2005, filed with the Securities and Exchange Commission ("SEC") on March 10, 2006.

     Certain reclassifications of prior period amounts have been made to conform to the current presentation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted provided that the entity has not issued financial statements for any period within the year of adoption. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 which will require retrospective application of SFAS 157. The transition adjustment, if any, will be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. American Enterprise Life is currently evaluating the impact of SFAS 157 on its consolidated financial condition and results of operations.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

2.   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 does not change the SEC staff's previous positions in SAB 99, "Materiality," regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. In the initial year of adoption, the cumulative effect of applying SAB 108, if any, will be recorded as an adjustment to the beginning balance of retained earnings. American Enterprise Life is currently evaluating the impact of SAB 108 on its consolidated financial condition and results of operations.

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. American Enterprise Life is currently evaluating the impact of FIN 48 on its consolidated financial condition and results of operations.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 155: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (2) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133; (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006. At adoption, the fair value election may also be applied to hybrid financial instruments that have been bifurcated under SFAS 133 prior to adoption of this Statement. Any changes resulting from the adoption of this Statement should be recognized as a cumulative effect adjustment to beginning retained earnings. American Enterprise Life is currently evaluating the impact of SFAS 155 on its consolidated financial condition and results of operations.

     In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. American Enterprise Life anticipates the impact of adopting SOP 05-1 on its consolidated financial condition and results of operations will not be material.

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

3.   SEPARATION AND DISTRIBUTION OF AMERIPRISE FINANCIAL, INC.
     FROM AMERICAN EXPRESS

     On February 1, 2005, the American Express Company ("American Express") Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial ("the Separation") through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation of Ameriprise Financial and the distribution of Ameriprise Financial common shares to American Express shareholders ("the Distribution"). Prior to the Distribution, Ameriprise Financial had been a wholly-owned subsidiary of American Express. In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. American Enterprise Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses allocated to American Enterprise Life are significant to American Enterprise Life.

     During 2005, Ameriprise Financial developed an allocation policy for separation costs resulting in the allocation of certain costs to American Enterprise Life that it considered to be a reasonable reflection of separation costs benefiting American Enterprise Life. Separation costs incurred during the first nine months of 2006 primarily related to marketing and rebranding and technology costs, while separation costs in 2005 were primarily comprised of marketing and rebranding, technology costs and employee retention programs. Net income includes separation costs of $3.8 million and $3.4 million for the three months ended September 30, 2006 and 2005, respectively, and $9.3 million and $5.0 million for the nine months ended September 30, 2006 and 2005, respectively.

4.   INVESTMENTS

     The following is a summary of Available-for-Sale securities by type:


                                                                           GROSS             GROSS
                                                                         UNREALIZED        UNREALIZED
                                                        AMORTIZED        INVESTMENT        INVESTMENT          FAIR
     SEPTEMBER 30, 2006                                   COST             GAINS             LOSSES            VALUE
                                                    ----------------  ---------------  -----------------  ---------------
                                                                               (IN THOUSANDS)
     Fixed maturities:
     Mortgage and other asset-backed securities..    $   2,370,849     $       3,655    $     (53,854)     $    2,320,650
     Corporate debt securities...................        2,092,382             9,120          (55,508)          2,045,994
     Foreign corporate bonds and obligations.....          492,968             2,872          (13,459)            482,381
     U.S. government and agencies obligations....           71,737                79           (1,625)             70,191
     State and municipal obligations.............           30,241               151           (1,387)             29,005
     Foreign government bonds and obligations....            8,001               849               --               8,850
                                                    ----------------  ---------------  -----------------  ---------------
     Total fixed maturities......................    $   5,066,178     $      16,726    $    (125,833)     $    4,957,071
                                                    ================  ===============  =================  ===============

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

4.   INVESTMENTS (CONTINUED)

                                                                           GROSS             GROSS
                                                                         UNREALIZED        UNREALIZED
                                                        AMORTIZED        INVESTMENT        INVESTMENT          FAIR
     DECEMBER 31, 2005                                    COST             GAINS             LOSSES            VALUE
                                                    ----------------  ---------------  -----------------  ---------------
                                                                               (IN THOUSANDS)
     Fixed maturities:
     Mortgage and other asset-backed securities..    $   2,650,573     $       7,539    $     (47,855)     $    2,610,257
     Corporate debt securities...................        2,462,313            28,075          (43,009)          2,447,379
     Foreign corporate bonds and obligations.....          593,440             8,734          (12,993)            589,181
     U.S. government and agencies obligations....           74,172               111           (1,743)             72,540
     State and municipal obligations.............           30,240               190           (1,159)             29,271
     Foreign government bonds and obligations....            8,003               788               --               8,791
                                                    ----------------  ---------------  -----------------  ---------------
     Total fixed maturities......................    $   5,818,741     $      45,437    $    (106,759)     $    5,757,419
                                                    ================  ===============  =================  ===============

     In the above tables, the majority of the gross unrealized investment losses related to corporate debt securities and substantially all of the gross unrealized investment losses related to mortgage and other asset-backed securities were attributable to changes in interest rates. A small portion of the gross unrealized investment losses, particularly related to corporate debt securities, was also attributable to credit spreads and specific issuer credit events.

     Gross realized investment gains and losses on Available-for-Sale securities and other-than-temporary impairments on Available-for-Sale securities included in net realized investment gains (losses) were as follows:


                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                      ------------------------------  -------------------------------
                                                            2006           2005             2006            2005
                                                      --------------- --------------  --------------- ---------------
                                                                              (IN THOUSANDS)
     Gross realized investment gains...............    $    6,230      $    1,381       $    9,335     $    7,726
     Gross realized investment losses..............            (9)         (1,463)          (3,485)        (8,392)
     Other-than-temporary impairments..............            --              --               --           (229)


5.   DEFERRED ACQUISITION COSTS

     Changes in deferred acquisition costs were as follows:


                                                                         2006                2005
                                                                  -----------------   ------------------
                                                                              (IN THOUSANDS)
     BALANCE, JANUARY 1.....................................        $   344,215         $   299,708
     Capitalization of acquisition costs....................             84,953              68,014
     Amortization, excluding impact of changes in assumptions           (55,731)            (52,430)
     Amortization, impact of annual third quarter changes in
        DAC-related assumptions.............................             (2,400)              2,800
     Impact of changes in net unrealized securities losses..              7,118              15,717
                                                                  -----------------   ------------------
     BALANCE, SEPTEMBER 30..................................        $   378,155         $   333,809
                                                                  =================   ==================

                 AMERICAN ENTERPRISE LIFE INSURANCE COMPANY

6.   LINES OF CREDIT

     IDS Life, on a consolidated basis, has available a committed line of credit with Ameriprise Financial aggregating $200 million of which a portion is available to American Enterprise Life depending on the total outstanding balance drawn against the facility and the amount which American Enterprise Life is permitted to borrow under applicable state insurance laws without prior notice to insurance regulators. The interest rate for any borrowings is established by reference to LIBOR plus 28 basis points. American Enterprise Life had no amounts outstanding under this line of credit at September 30, 2006.

7.   INCOME TAXES

     American Enterprise Life's effective tax rate was 30% in the nine months ended September 30, 2006. American Enterprise Life's effective tax rate was 27% for the nine months ended September 30, 2005. The higher effective tax rate primarily reflects the impact of the finalization of the prior year tax return in the nine months ended September 30, 2005, partially offset by higher tax-advantaged items compared to pretax income in the first nine months of 2006 compared to the same period a year ago.

     American Enterprise Life is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in American Enterprise Life's deferred tax assets is a significant deferred tax asset relating to capital losses realized for tax return purposes and capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. American Enterprise Life's deferred tax assets at September 30, 2006 included $23.7 million in capital loss carryforwards that expire December 31, 2009. Based on analysis of American Enterprise Life's tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable American Enterprise Life to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets was established as of September 30, 2006 and December 31, 2005.

8.   COMMITMENTS AND CONTINGENCIES

     At September 30, 2006 and December 31, 2005, American Enterprise Life had commitments to fund mortgage loans on real estate of $4.1 million and nil, respectively.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

The following Management's Discussion and Analysis ("MD&A") should be read in conjunction with American Enterprise Life Insurance Company's Consolidated Financial Statements and Notes presented in Item 1.
American Enterprise Life Insurance Company and its subsidiary are referred to collectively in this Form 10-Q as "American Enterprise Life." This discussion may contain forward-looking statements that reflect American Enterprise Life's plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under "Forward-Looking Statements." American Enterprise Life believes it is useful to read its MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission ("SEC") on March 10, 2006, as well as its current reports on Form 8-K and other publicly available information.

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

On March 17, 2006, IDS Life and American Enterprise Life Insurance Company executed an Agreement and Plan of Merger whereby American Enterprise Life Insurance Company will be merged with and into IDS Life pursuant to the laws of the states of Minnesota and Indiana. The agreement provides that IDS Life shall be the surviving corporation of the merger and shall continue to exist as a domestic stock life insurance company under the laws of the State of Minnesota. The merger agreement also provides that, upon effectiveness of the merger, American Enterprise Life Insurance Company shall cease to exist and its property and obligations shall become the property and obligations of IDS Life. Simultaneously with the effectiveness of the merger, the agreement provides that the Articles of Incorporation of IDS Life shall be amended to change its name to RiverSource Life Insurance Company. Among other conditions precedent, the merger and the change of IDS Life's name to RiverSource Life Insurance Company are subject to certain regulatory approvals. It is currently anticipated that the merger will be effective as of December 31, 2006.

On February 1, 2005, the American Express Company ("American Express") Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial ("the Separation") through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation of Ameriprise Financial and the distribution of Ameriprise Financial common shares to American Express shareholders ("the Distribution"). Prior to the Distribution, Ameriprise Financial had been a wholly-owned subsidiary of American Express. In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. American Enterprise Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses allocated to American Enterprise Life are significant to American Enterprise Life. The majority of such costs are expected to be incurred by December 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their expected impact on future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Overview

Net income was $31.6 million for the nine months ended September 30, 2006 compared to $23.7 million for the nine months ended September 30, 2005. Net income was positively impacted by strong growth in separate account assets, both from variable annuity net flows and market appreciation. Net flows of client assets are a measure of new sales of, or deposits into, American Enterprise Life's products offset by redemptions of, or withdrawals from, American Enterprise Life's products. Net flows can have a significant impact on American Enterprise Life's results of operations due to their impact on revenues and expenses.

Revenues

Net investment income decreased $39.2 million or 15% reflecting a decrease in average general account assets due to the shift in product sales from fixed annuities to variable annuities and unfavorable mark-to-market adjustments on derivatives economically hedging guaranteed minimum withdrawal benefit ("GMWB") riders. Fluctuations in the value of the GMWB embedded derivative are reported in the death and other benefits line on American Enterprise Life's Consolidated Statements of Income.

Contractholder charges increased $6.3 million or 58% primarily reflecting increased charges for variable annuity GMWB riders.

Mortality and expense risk and other fees increased $20.7 million or 69% reflecting higher average values of separate account assets due to positive net flows and market appreciation.

Net realized investment gains were $5.5 million for the nine months ended September 30, 2006 compared to net realized investment losses of $2.0 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, $9.3 million of gross realized investment gains were partially offset by $3.8 million of losses. Included in these total net investment gains and losses were $9.3 million of gross realized investment gains and $3.5 million of gross realized investment losses on securities classified as Available-for-Sale.

For the nine months ended September 30, 2005, $7.7 million of gross realized investment gains were offset by $9.7 million of losses and impairments. Included in these total net investment gains and losses were $7.7 million of gross realized investment gains and $8.4 million of gross realized investment losses, as well as $0.2 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale. Included in net realized investment losses classified as Available-for-Sale for the nine months ended September 30, 2005 were gross realized investment gains and losses of $1.6 million and $2.8 million, respectively, related to the sale of all of American Enterprise Life's retained interest in a collateralized debt obligation securitization trust.

Benefits and Expenses

Total benefits and expenses reflect the impact of American Enterprise Life's annual third quarter detailed review of deferred acquisition cost ("DAC") valuation assumptions ("DAC unlocking"). For the third quarter of 2006, American Enterprise Life recorded an expense from DAC unlocking of $2.6 million. DAC unlocking for the third quarter of 2005 resulted in a $2.8 million reduction to DAC amortization expense.

The DAC unlocking expense for the third quarter of 2006 primarily reflected impacts of $7.5 million from changes in economic assumptions partially offset by a $4.3 million benefit from modeling increased product persistency.

The DAC unlocking net benefit for the third quarter of 2005 primarily reflected a $2.8 million reduction in DAC amortization reflecting lower than previously assumed lapse rates on fixed annuities.

Death and other benefits decreased $5.8 million or 54% primarily reflecting a net decrease in GMWB costs of $8.2 million, partially offset by a net increase in guaranteed minimum death benefit ("GMDB") costs of $2.2 million.

Interest credited to account values decreased $17.1 million or 11% reflecting lower average accumulation values of annuities and lower interest crediting rates on fixed annuity products.

Amortization of DAC increased to $58.1 million for the nine months ended September 30, 2006 from $49.6 million for the nine months ended September 30, 2005 primarily due to the expense of DAC unlocking related to amortization in the third quarter of 2006 compared to a benefit of DAC unlocking related to amortization in the third quarter 2005.

During the nine months ended September 30, 2006 and 2005, American Enterprise Life incurred $9.3 million and $5.0 million, respectively, in separation costs. Separation costs incurred during the first nine months of 2006 primarily related to marketing and rebranding and technology costs, while separation costs in 2005 were primarily comprised of marketing and rebranding, technology costs and employee retention programs.

Other insurance and operating expenses were lower by $7.3 million or 15% in 2006 primarily reflecting lower costs in 2006 compared to 2005 related to intercompany swaps and floors, which expired January 2006.

Income Taxes

American Enterprise Life's effective tax rate was 30% in the nine months ended September 30, 2006 compared to 27% for the nine months ended September 30, 2005. The higher effective tax rate primarily reflects the impact of the finalization of the prior year tax return in the nine months ended September 30, 2005, partially offset by higher tax-advantaged items compared to pretax income in the first nine months of 2006 compared to the same period a year ago.

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

IDS Life, on a consolidated basis, has available a committed line of credit with Ameriprise Financial aggregating $200 million of which a portion is available to American Enterprise Life depending on the total outstanding balance drawn against the facility and the amount which American Enterprise Life is permitted to borrow under applicable state insurance laws without prior notice to insurance regulators. American Enterprise Life had no amounts outstanding under this line of credit at September 30, 2006. At September 30, 2006 and December 31, 2005, American Enterprise Life had outstanding reverse repurchase agreements totaling nil and $25.0 million, respectively.

American Enterprise Life is subject to regulatory capital requirements. The actual capital, determined on a statutory basis, as of September 30, 2006 and December 31, 2005 was $593.1 million and $583.3 million, respectively. Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves. The regulatory capital requirement, based on the most recent statutory risk-based capital filing, was $125.3 million as of December 31, 2005.

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

American Enterprise Life's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of American Enterprise Life's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, American Enterprise Life's Chief Executive Officer and Chief Financial Officer have concluded that American Enterprise Life's disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2006.

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

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

                  The information set forth in Note 8 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

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

                                    AMERICAN ENTERPRISE LIFE INSURANCE COMPANY
                                    ------------------------------------------
                                                   (Registrant)





Date:  November 7, 2006             By   /s/ Mark E. Schwarzmann
                                    ----------------------------------------
                                         Mark E. Schwarzmann
                                         Director, Chairman of the Board and
                                         Chief Executive Officer



Date:  November 7, 2006             By   /s/ Brian J. McGrane
                                    ----------------------------------------
                                         Brian J. McGrane
                                         Executive Vice President and
                                         Chief Financial Officer

                                EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

EXHIBIT                                DESCRIPTION
--------- --------------------------------------------------------------------
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